Form 10-K
period 1998-09-30
E PRIME AEROSPACE CORP
filed 1999-03-09
CIK 804152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 1998
Commission File No.:        33-9472-D


                         E'PRIME AEROSPACE CORPORATION
             (Exact name of registrant as specified in its charter)


       Colorado                                          59-2802081
(State of Incorporation)                       IRS Employer Identification No.

                 320 Indian River Avenue, Titusville, FL  32796
                    (Address of principal executive offices)

                                 407-269-0900
              (Registrant's telephone number, including area code)


Securities to be registered pursuant to Section 12(b) of the ACT: None

Securities to be registered pursuant to Section 12(g) of the ACT: Common Stock
- No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes__No_X_

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of December 31, 1998 (based on the average of the high and low bid quotations on that date) was $29,606,000.

As of December 31, 1998, the registrant has outstanding 740,150,011 shares of common stock and 12,471,800 "B" Stock Purchase Warrants.

Documents incorporated by reference: None

               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                        (A Development Stage Company)

                     Index to Annual Report On Form 10-K

                                                                       Page
Part I                                                                 ----
    Item  1 - Business                                                    3

    Item  2 - Properties                                                  4

    Item  3 - Legal Proceedings                                           4

    Item  4 - Submission of Matters to a Vote of Security Holders         4

Part II
    Item  5 - Market for the Registrant's Common Equity and Related
              Stockholder Matters                                         5

    Item  6 - Selected Financial Data                                     5

    Item  7 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         6

    Item  8 - Financial Statements and Supplementary Data                 6

    Item  9 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                         6

Part III
    Item 10 - Directors and Executive Officers                            7

    Item 11 - Executive Compensation                                      8

    Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                              9

    Item 13 - Certain Relationships and Related Transactions              9

Part IV
    Item 14 - Exhibits, Financial Statements, Schedules and
              Reports on Form 8-K                                        10


Index to Financial Statements                                            12

                                     PART I


Item 1. Business

E'Prime Aerospace Corporation and Subsidiaries (EPAC or the Company) was established in February, 1987, to capitalize on the worldwide demand for commercial satellite launching services.

In October, 1987, an agreement was signed with the United States Air Force
(USAF) which provided EPAC the use of technology based on the Peacekeeper solid fuel missile system. As a result of this agreement, EPAC began the development of the Eagle Series of launch vehicles. Eagle launch vehicles are based on a modular design of solid propellant booster stages and a bi-propellant liquid upper stage.

In early 1990, the Peacekeeper first stage motor was included in the Strategic Arms Reduction Treaty (START) which was signed by both the governments of the United States and the former Soviet Union. Accordingly, pursuant to the execution of this treaty, the Company was severely restricted in producing EPAC's first stage motor. For nine years, EPAC's development concentrated on redesign, new technologies and the preservation of the technology developed during the Peacekeeper program.

In 1998, using Peacekeeper baseline technology, EPAC's improved design changes, and development of it's ESM-9 first stage motor in a 100% commercial environment, eliminated the ESM-9 from the START Treaty.

EPAC is marketing a range of launch vehicles with payload capabilities from small communications satellites up to large multipurpose satellites of 20,000 pounds into a geosynchronous earth orbit. Light to medium lift single core vehicles will be launched from a launch tube which propels the rocket some 200 feet into the air before the first stage is ignited. This "cold launch" method increases the payload capability by approximately 10% and prevents costly refurbishment to the launch facility. Flight hardware for the Eagle Series launch vehicles will be produced by many of the same companies that were responsible for the manufacture and supply of materials for the Peacekeeper. By utilizing the experience of these suppliers, the track record of reliability experienced during the Peacekeeper missile system program will be carried forward into a commercial application.

EPAC has succeeded in evolving the technology of the Peacekeeper ICBM into a commercial launch vehicle. Based on developments completed through February, 1999, EPAC is now proceeding with finance and contract negotiations. While substantial additional capital is needed for the construction of commercial launch facilities, management is confident in achieving this financial objective. Although EPAC has met its vehicle objective, a time-frame for the Company to establish profitable operations cannot be determined at this time.

Over the past several years, other companies have developed a range of launch vehicles corresponding to the demand for commercial launch services. The Company currently considers its principal competitors to be Arianespace (Ariane), Lockheed Martin (Atlas, LLV), Boeing (Delta), Orbital Science (Taurus), China (Longmarch) and several Russian programs.

As of September 30, 1998, the company had 5 full time employees.

Item 2. Properties

The Company leases its corporate office of approximately 3,000 square feet in Titusville, FL and occupies approximately 12,000 square feet of warehouse space in Memphis, TN.

Substantially all of the development of the Company's launch technology as well as management of overall operations is based in the corporate offices. The space in Memphis is used primarily to warehouse EPAC launch hardware and support equipment and will provide support during testing of the Company's launch vehicle.

During the year ended September 30, 1993, the Company purchased certain launch and support equipment from an agency of the United States government. As a result of this purchase, a substantial amount of additional and related equipment was transferred to EPAC. These acquisitions represent savings of millions of dollars of non-recurring start-up costs. Most of the equipment received, which is located at various facilities in the United States, consists of the following:

     Missile system hardware
     Support equipment including computer hardware, electronic consoles and launch vehicle transportation and handling equipment
     Specialized tooling associated with missile system hardware

Most of the equipment acquired was primarily associated with the United States' government Peacekeeper missile system. EPAC has incorporated the Peacekeeper technology into the research and development of its launch systems as more fully discussed in Item 1 of this filing.

The Company is currently negotiating the construction of launch facilities at Kodiak, Alaska, Kennedy Space Center, Florida and a near equatorial launch site.


Item 3. Legal Proceedings

The Company has been subject to legal proceedings and claims which have arisen in the ordinary course of business. These claims have not and are not expected to have a material effect on the financial position of the Company.


Item 4. Submission of Matters to a Vote of Security Holders

None

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the over-the-counter market. Market makers and other dealers provided bid and ask quotations of the Company's stock and listed such quotations in the National Quotation Bureau, Inc.'s "Pink Sheets".

The table below presents the range of high and low bid quotations of the Company's securities. The quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they do not represent actual transactions.

                                 Quarter Ended
         ------------------------------------------------------------
           March 31        June 30       September 30    December 31
         ------------    ------------    ------------    ------------
  Year    High   Low      High   Low      High   Low      High   Low
  ----   -----  -----    -----  -----    -----  -----    -----  -----
  1994   .1200  .0600    .1800  .1000    .1800  .0900    .1200  .0500
  1995   .1000  .0600    .0850  .0410    .0700  .0400    .0700  .0400
  1996   .0600  .0200    .0500  .0290    .0600  .0300    .0600  .0300
  1997   .0500  .0200    .0350  .0200    .0420  .0150    .0350  .0120
  1998   .0330  .0120    .0320  .0170    .0970  .0260    .0570  .0250

The number of shareholders of the Company's common stock as of December 31, 1998 was 2,559.


Item 6. Selected Financial Data

                                 Fiscal Year Ended September 30
                 ---------------------------------------------------------------
                     1998         1997         1996         1995         1994
                 -----------  -----------  -----------  -----------  -----------
Operating
  Revenues      $         -  $         -  $         -  $         -  $         -

Income (Loss):
  Operations       (896,814)    (901,002)    (802,181)    (595,164)  (1,488,390)
  Per Share         (0.0013)     (0.0013)     (0.0012)     (0.0009)     (0.0023)

Total Assets        255,598      252,914      280,494      255,555      280,301

Long Term
  Obligations             -            -            -            -            -

Working Capital  (6,891,609)  (6,176,696)  (5,633,364)  (5,044,428)  (4,952,744)
  Deficiency

Stockholder's
  Deficit        (6,644,492)  (5,928,863)  (5,391,618)  (4,821,268)  (4,725,202)

Since inception, no dividends have been paid on the Company's common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and capital resources
As indicated herein, the Company has expended substantial funds in the development of its business over the past several years. Sources of capital during this time have included stock sales, advances from shareholders and short term funding from Coleman Research Corporation and the Eckler Investor Group. As of September 30, 1998, the Company has a working capital deficit of $6,891,609.

In order to complete its development and reach full operational capability and, in order to satisfy existing liabilities, the Company will need to obtain substantial additional capital. Management is currently engaged in negotiations to secure the necessary funds to complete implementation of its launch technology, repay existing liabilities and fund facility construction. In addition, the Company is concluding the development of a its marketing strategy (www.eprimeaerospace.com) and establishing a launching schedule.


Results of Operations
Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the year ended September 30, 1998, the Company has incurred an accumulated deficit of $13,564,245.
Since its inception, the Company has expended approximately 48% and 26% of its general and administrative expenses for salaries and wages and interest and financing fees, respectively. Expenditures related to salaries and wages have been incurred principally in the development of the Company's launch technology systems.


Item 8. Financial Statements and Supplementary Data

The financial statements are filed as Item 14(a) of this Form 10-K.


Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None

                                    Part III


Item 10. Directors and Executive Officers

The directors and executive officers of the Company and certain information regarding them are as follows :

Name                  Age           Office
------------------    ---    ---------------------------------
B. G. Davis            61    President and Director

Betty S. Davis         54    Secretary, Treasurer and Director

Richard L. Elrod       59    Director


Mr. B. G. Davis, President and Director of the company since its inception, has 37 years research, development, design, test and operations experience including 25 years in aerospace. From 1970 through 1987 he was President of E' Prime Labs
(1), a small private product development firm that developed simple devices, complete chemical and biochemical processes, and complete plans for energy conversion and recovery. He has some twenty granted or pending patents.

While employed by Boeing Aerospace Corporation, he was a member of the test team on the Minuteman missile, with responsibilities for conducting and supervising assembly, checkout and launch operations. He also had responsibility to coordinate interface problems between research and development and operational systems.

He was with the Lunar Orbiter program from 1965-1967, inception to completion. Duties included design, build-up, assembly, test and installation of all ground tracking and reconstruction equipment located at Goldstone (California), Woomera (Australia), Madrid (Spain), and Cape Canaveral Air Force Station (Florida).

On the Saturn program, he was design engineering manager from 1967-1972, responsible for systems specifications and configurations on all Saturn V ground support systems. He performed the design liaison for all booster first state engineering hangs from the factory at Michoud (New Orleans) to Kennedy Space Center. Mr. Davis retired from Boeing Aerospace Corporation in 1972.

Mr. Davis spends one hundred percent of his time with the Company.

E'Prime Labs, although owned by Mr. B. G. Davis, is unrelated to E'Prime Aerospace Corporation. No asset transfers were made between the two entities and no contracts exist between the two or are contemplated. Mr. Davis does not dedicate any of his time currently to the operation of E'Prime Labs.

Betty Scott Davis is Secretary, Treasurer and Director of the Company, a position she has held since its inception. From 1962 to 1963, Mrs. Davis served in contract administration for Boeing Aerospace Corporation. From
1963 through 1967 she was employed as Technical Editor and Engineering Aid with Brown Engineering, a private aerospace engineering firm from Huntsville, Alabama, and from 1973 through 1977 she served as administrative manager for Watson Engineering and Construction Company, a small private engineering and construction firm located in Cocoa, Florida. From 1977 through 1987 she served as controller and director with E' Prime Labs, a small private product development laboratory in Titusville, Florida. Mrs. Davis spends one hundred percent of her time with the Company.Betty Davis is the wife of B. G. Davis.

Richard L. Elrod has been a Director with EPAC since August 1, 1991. Mr.
Elrod worked with IBM Corporation for 26 years in a number of administrative, marketing and management positions of which his last 8 years were with the personal computer division. He served as Vice President/Director with Texas American Group, Inc. and Halter Venture Corporation and one year as President/Director with Halter Venture before his resignation when the company was sold.


Item 11. Executive Compensation
                                                                Other
                                                                Compen-
Name                            Year     Salary $    Bonus $    sation
---------------------------  ---------  ---------  ---------  ---------
Salary Paid
-----------
B. G. Davis                     1998            0          0          0
  President                     1997            0          0          0
                                1996       23,077          0          0
                                1995            0          0          0

Betty Davis                     1998            0          0          0
  Secretary, Treasurer          1997            0          0          0
                                1996       10,000          0          0
                                1995            0          0          0

Salary Accrued
--------------
B. G. Davis                     1998      300,000          0          0
  President                     1997      259,615          0          0
                                1996      126,923          0          0
                                1995      150,000          0          0

Betty Davis                     1998      250,000          0          0
  Secretary, Treasurer          1997      200,192          0          0
                                1996       55,000          0          0
                                1995       65,000          0          0

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of the Company's common stock as of September 30, 1998: (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's common stock; (ii) each of the Company's directors; and (iii) by all directors and officers of the Company as a group.

                             Amount and Nature of
Name and Address of           Beneficial Owners      Percent of
 Beneficial Owner                  (Shares)             Class
--------------------------   --------------------    ----------
B. G. Davis                      476,800,000            67.88 %
President, Director
Titusville, Fl 32782

Richard Elrod                      1,022,029              .15 %
Director
Houston, TX 77269

All Directors and Officers       ___________            _______
As a Group                       477,822,029            68.03 %
                                 ===========            =======


Item 13. Certain Relationships and Related Transactions

During the four year period ended September 30, 1998, the president and principal stockholder and certain employees have made advances to the Company. The advances are noninterest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying consolidated balance sheets.

Also included in due to related parties were unpaid salaries and wages net of advances made to directors (officers and principal stockholders) of the Company.

                                    PART IV


Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)    (1) Financial Statements:
              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K

       (2) Financial Schedules:
              No financial schedules are filed as part of this Form 10-K

       (3) Exhibits included herein:
              Articles of Incorporation*
              By-Laws*

(b)    Reports on Form 8-K:
              No reports on form 8-K were filed during the year ended September 30, 1998


*Incorporated by reference to the Exhibits to the Company's Registration Statement No. 33-9472-D, on Form S-18

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, E' Prime Aerospace Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                         E' PRIME AEROSPACE CORPORATION

s/B. G. Davis
By: B. G. Davis, President     Date: March 9, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:



s/B. G. Davis
B. G. Davis, Director          Date: March 9, 1999



s/Betty S. Davis
Betty S. Davis, Director       Date: March 9, 1999

                  E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                           (A Development Stage Company)

                           Index to Financial Statements

                                                                  Page
                                                                  ----
Independent Auditors' Report                                        13

Financial Statements

      Consolidated Balance Sheets                                   14

      Consolidated Statements of Operations                         16

      Consolidated Statements of Stockholders' Deficit              17

      Consolidated Statements of Cash Flows                         19

Notes to Financial Statements                                       21

                          Independent Auditors' Report
                          ----------------------------


The Shareholders and Board of Directors
E'Prime Aerospace Corporation:

We have audited the accompanying consolidated balance sheets of E'Prime Aerospace Corporation and subsidiaries (a development stage company) as of September 30, 1998, 1997, 1996 and 1995, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the four-year period ended September 30, 1998 and for the cumulative development stage from February 20, 1987 (inception) to September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E'Prime Aerospace Corporation and subsidiaries at September 30, 1998, 1997, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the four-year period ended September 30, 1998 and for the cumulative development stage from February 20, 1987 (inception) to September 30, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that E'Prime Aerospace Corporation and subsidiaries will continue as a going concern. As discussed in notes 1 and 8 to the consolidated financial statements, the Company's cumulative losses during the development period, the net capital deficiency and the need to obtain substantial additional funding to complete its development raises substantial doubt about the entity's ability to continue as a going concern. Management's plans and intentions with regard to these matters are discussed in note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




January 21, 1999
Orlando, Florida

                          E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                   (A Development Stage Company)

                                    Consolidated Balance Sheets

                                September 30, 1998, 1997, 1996, 1995

                                                     1998          1997          1996          1995
           Assets

Current assets:
 Cash and cash equivalents                    $        554           554           349           314
 Other receivables                                   5,527         4,527        32,894        26,027
 Prepaid expenses                                    2,400             -         5,505         6,054
                                                -----------  ------------  ------------  ------------
     Total current assets                            8,481         5,081        38,748        32,395
                                                -----------  ------------  ------------  ------------
Property and equipment, at cost:
 Computer equipment and software                    97,323        97,323        97,323        97,323
 Office furniture and equipment                     59,595        59,595        59,595        59,595
 Machinery and equipment                           233,654       233,654       233,654       205,000
                                                -----------  ------------  ------------  ------------
                                                   390,572       390,572       390,572       361,918
   Less accumulated depreciation                  (156,572)     (155,856)     (154,120)     (151,802)
                                                -----------  ------------  ------------  ------------
     Property and equipment, net                   234,000       234,716       236,452       210,116
                                                -----------  ------------  ------------  ------------

Deposits                                            13,117        13,117         5,294        13,044
                                                -----------  ------------  ------------  ------------
     Total assets                             $    255,598       252,914       280,494       255,555
                                                ===========  ============  ============  ============

See accompanying notes to consolidated financial statements.

                          E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                   (A Development Stage Company)

                              Consolidated Balance Sheets (Continued)

                               September 30, 1998, 1997, 1996, 1995

                                                     1998          1997          1996          1995
   Liabilities and Stockholders' Deficit

Current liabilities:
 Notes payable                                $  1,486,728     1,521,728     1,529,768     1,527,628
 Due to related parties                          1,782,096     1,277,622       722,073       546,180
 Accounts payable                                  348,974       351,175       346,671       343,986
 Accrued salaries, wage and payroll taxes        1,932,899     1,851,552     2,063,278     1,799,946
 Accrued consultant fees                           123,866       123,866       123,866       123,866
 Accrued interest payable                        1,225,527     1,055,834       886,456       735,217
                                               ------------  ------------  ------------  ------------
     Total current liabilities                   6,900,090     6,181,777     5,672,112     5,076,823
                                               ------------  ------------  ------------  ------------
Stockholders' deficit:
 Common stock, no par value, 900,000,000
 shares authorized; issued and outstanding
 702,421,928 (1998), 693,331,154 (1997),
 687,468,168 (1996) and 678,128,631 (1995)       6,707,753     6,526,568     6,162,811     5,930,980
 Additional paid-in capital                        212,000       212,000       212,000       212,000
 Deficit accumulated during the development
  period                                       (13,564,245)  (12,667,431)  (11,766,429)  (10,964,248)
                                               ------------  ------------  ------------  ------------
    Total stockholders' deficit                 (6,644,492)   (5,928,863)   (5,391,618)   (4,821,268)
                                               ------------  ------------  ------------  ------------
Commitments and contingencies

    Total liabilities and
          stockholders' deficit                $   255,598       252,914       280,494       255,555
                                               ============  ============  ============  ============

See accompanying notes to consolidated financial statements.

                               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)

                                    Consolidated Statements of Operations

                         For the years ended September 30, 1998, 1997, 1996 and 1995
                                                                                             Cumulative for
                                                                                             the period from
                             Year ended      Year ended      Year ended      Year ended     February 20, 1987
                            September 30,   September 30,   September 30,   September 30,     (inception) to
                                1998            1997            1996            1995        September 30, 1998
                            -------------   -------------   -------------   -------------   -------------------
Revenue:
  Service revenue            $         -               -               -               -                 5,000
                              -----------     -----------     -----------     -----------     -----------------
      Total revenue                    -               -               -               -                 5,000
                              -----------     -----------     -----------     -----------     -----------------

Expenses:
  General and administrative     896,814         901,002         802,181         595,164            13,569,245
                              -----------     -----------     -----------     -----------     -----------------
      Total expenses             896,814         901,002         802,181         595,164            13,569,245
                              -----------     -----------     -----------     -----------     -----------------

      Net loss               $  (896,814)       (901,002)       (802,181)       (595,164)          (13,564,245)
                              ===========     ===========     ===========     ===========     =================

Basic EPS:
  Net loss per common share  $   (0.0013)        (0.0013)        (0.0012)        (0.0009)
                              ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)

                              Consolidated Statements of Stockholders' Deficit

                         For the years ended September 30, 1998, 1997, 1996 and 1995

                                                                Common stock - no par
                                                              -------------------------  Additional   Deficit accumulated
                                                                Number of      Common       paid-in    during development
                                                                  shares        stock       capital          period
                                                              ------------   ----------   ---------   -------------------
Balances at September 30, 1994                                 672,660,733   $5,431,882     212,000          (10,369,084)
Sale of stock for cash - $.06 per share                            416,667       25,000           -                    -
Sale of stock for cash - $.08 per share                          1,451,251      116,100           -                    -
Stock issued for services - $.10 per share                       1,499,980      149,998           -                    -
Stock issued for interest and finance fee - $.08 per share         100,000        8,000           -                    -
Stock issued for interest and finance fee - $.10 per share       2,000,000      200,000           -                    -
Net loss for the year ended September 30, 1995                           -            -           -             (595,164)
                                                              ------------   ----------   ---------         -------------
Balances at September 30, 1995                                 678,128,631    5,930,980     212,000          (10,964,248)
Sale of stock for cash - $.027154 per share                      1,000,000       27,154           -                    -
Stock issued for services - $.02 per share                         400,000        8,000           -                    -
Stock issued for services - $.05 per share                       1,389,537       69,477           -                    -
Stock issued for repayment of debt - $.016 per share             5,000,000       80,000           -                    -
Stock issued for repayment of debt - $.024 per share               300,000        7,200           -                    -
Stock issued for repayment of debt - $.032 per share             1,250,000       40,000           -                    -
Net loss for year ended September 30, 1996                               -            -           -             (802,181)
                                                              ------------   ----------   ---------         -------------
Balances at September 30, 1996                                 687,468,168    6,162,811     212,000          (11,766,429)
Stock issued for services - $.01 per share                         250,000        2,500           -                    -
Stock issued for services - $.03 per share                       1,613,067       48,392           -                    -
Stock issued for services - $.035 per share                         85,713        3,000           -                    -
Stock issued for services - $.04 per share                       1,033,250       41,330           -                    -
Stock issued for services - $.10 per share                       2,554,946      255,495           -                    -
Stock issued for repayment of debt - $.04 per share                326,010       13,040           -                    -
Net loss for year ended September 30, 1997                               -            -           -             (901,002)
                                                              ------------   ----------   ---------         -------------
Balance at September 30, 1997                                  693,331,154    6,526,568     212,000          (12,667,431)

See accompanying notes to consolidated financial statements.

                               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)

                         Consolidated Statements of Stockholders' Deficit (Continued)

                         For the years ended September 30, 1998, 1997, 1996 and 1995

                                                                Common stock - no par
                                                              -------------------------  Additional   Deficit accumulated
                                                                Number of      Common       paid-in    during development
                                                                  shares        stock       capital          period
                                                              ------------   ----------   ---------   -------------------
Stock issued for services - $.01 per share                         550,000        5,500           -                    -
Stock issued for services - $.02 per share                       3,678,750       73,575           -                    -
Stock issued for services - $.025 per share                         24,000          600           -                    -
Stock issued for services - $.03 per share                         627,167       18,815           -                    -
Stock issued for services - $.04 per share                          11,250          450           -                    -
Stock issued for services - $.055 per share                         66,273        3,645           -                    -
Stock issued for repayment of debt - $.01 per share                600,000        6,000           -                    -
Stock issued for repayment of debt - $.0114 per share              350,000        4,000           -                    -
Stock issued for repayment of debt - $.015 per share                30,000          450           -                    -
Stock issued for repayment of debt - $.02 per share              2,625,000       52,500           -                    -
Stock issued for repayment of debt - $.025 per share               240,000        6,000           -                    -
Stock issued for repayment of debt - $.03 per share                188,334        5,650           -                    -
Stock issued for repayment of debt - $.04 per share                100,000        4,000           -                    -
Net loss for year ended September 30, 1998                               -            -           -             (896,814)
                                                              ------------   ----------   ---------         -------------
Balance at September 30, 1998                                  702,421,928   $6,707,753     212,000          (13,564,245)
                                                              ============   ==========   =========         =============

See accompanying notes to consolidated financial statements.

                               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)

                                    Consolidated Statements of Cash Flows

                         For the years ended September 30, 1998, 1997, 1996 and 1995
                                                                                                             Cumulative for
                                                                                                             the period from
                                                   Year ended    Year ended    Year ended    Year ended     February 20, 1987
                                                  September 30, September 30, September 30, September 30,    (inception) to
                                                      1998          1997          1996          1995       September 30, 1998
                                                  ------------- ------------- ------------- -------------  ------------------
Cash flows from operating activities:
  Net loss                                        $   (896,814)     (901,002)     (802,181)     (595,164)        (13,564,245)
Adjustments to reconcile net loss to cash
 (used in) operating activities:
  Depreciation and amortization                            716         1,736         2,318         2,647             188,852
  Loss on disposition of vehicles and equipment              -             -             -             -              32,683
  Loss on sale of asset held for sale                        -             -             -             -              14,000
  Write-off of amount due from affiliate                     -             -             -             -              39,021
  Write off of accrued expenses                              -             -             -      (711,333)           (711,333)
  Write off of note payable                            (35,000)            -             -             -             (35,000)
  Shares issued for services rendered                  102,585       350,717        77,477       149,998           1,490,440
  Shares issued for interest and finance fee                 -             -             -       208,000           2,028,070
  Shares issued for settlement of litigation                 -             -             -             -              75,000
Cash provided by (used for) changes in:
    Other receivables                                   (1,000)       28,367        (6,867)      (26,027)             (5,527)
    Prepaid expenses                                    (2,400)        5,505           549         4,417              (2,400)
    Deposits                                                 -        (7,823)        7,750         1,735             (13,117)
    Due to related parties                             504,474       555,549       175,893       468,826           1,782,096
    Accounts payable                                    (2,201)        4,504         2,685        44,858             348,974
    Accrued salaries, wages and payroll taxes           81,347      (211,726)      263,332        81,880           1,932,899
    Accrued consultant fees                                  -             -             -       (12,780)            123,866
    Accrued interest payable                           169,693       169,378       151,239       168,969           1,225,527
    Accrued expenses                                         -             -             -             -             783,332
                                                  ------------- ------------- ------------- -------------  ------------------
      Net cash (used in) operating
        activities                                     (78,600)       (4,795)     (127,805)     (213,974)         (4,266,862)
                                                  ------------- ------------- ------------- -------------  ------------------

See accompanying notes to consolidated financial statements.

                               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)

                              Consolidated Statements of Cash Flows (Continued)

                         For the years ended September 30, 1998, 1997, 1996 and 1995
                                                                                                             Cumulative for
                                                                                                             the period from
                                                   Year ended    Year ended    Year ended    Year ended     February 20, 1987
                                                  September 30, September 30, September 30, September 30,    (inception) to
                                                      1998          1997          1996          1995       September 30, 1998
                                                  ------------- ------------- ------------- -------------  ------------------
Cash flows from investing activities:
  Equipment acquisitions                                     -             -      (28,654)             -            (483,298)
  Proceeds from disposition of vehicles                      -             -            -              -              30,307
  Proceeds from sale of asset held for sale                  -             -            -              -              46,000
  Increase in asset held for sale                            -             -            -              -             (60,000)
  Advances to affiliate                                      -             -            -              -             (39,021)
                                                  ------------- ------------- ------------- -------------  ------------------
    Net cash (used in) operating
      activities                                             -             -      (28,654)             -            (506,012)
                                                  ------------- ------------- ------------- -------------  ------------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                    -             -         2,140       150,900           2,156,683
  Shares issued for repayment of debt                   78,600        13,040       127,200             -             218,840
  Repayment of notes payable                                 -        (8,040)            -      (120,000)           (706,954)
  Organization costs                                         -             -             -             -              (2,544)
  Proceeds from issuance of common stock                     -             -        27,154       141,100           2,895,403
  Additional paid-in capital                                 -             -             -             -             212,000
                                                  ------------- ------------- ------------- -------------  ------------------
    Net cash provided by financing
      activities                                        78,600         5,000       156,494       172,000           4,773,428
                                                  ------------- ------------- ------------- -------------  ------------------
    Net increase (decrease) in cash                          -           205            35       (41,974)                554

Cash at beginning of period                                554           349           314        42,288                   -
                                                  ------------- ------------- ------------- -------------  ------------------
Cash at end of period                             $        554           554           349           314                 554
                                                  ============= ============= ============= =============  ==================

See accompanying notes to consolidated financial statements.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies

(a) Corporate Organization

E'Prime Aerospace Corporation (the Company or EPAC) has been in the development stage since its incorporation in Florida on February 20, 1987. The Company is engaged in seeking to provide a reliable and comprehensive payload and satellite launching service to industry and government, both domestic and foreign.

As noted, the Company is in its development stage and has expended a substantial amount of funds to date. At September 30, 1998, the Company has a stockholder's deficit of $ 6,644,492. The Company needs substantial additional capital to complete its development and to reach an operating stage.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and therefore, will recover the reported amount of its assets and satisfy its liabilities on a timely basis in the normal course of its operations. See note 8 to the consolidated financial statements for a discussion of management's plans and intentions.

The consolidated financial statements of the Company include the accounts of EPAC and two inactive subsidiaries.


(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of one year or less when purchased to be cash equivalents.


(c) Depreciation

Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives of the assets.


(d) Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets resulting principally from operating losses have not been recognized.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


(e) Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 697,968,420, 691,743,605, 684,725,143 and 675,596,887 for the years ended September 30, 1998, 1997, 1996 and 1995, respectively. The B warrants described in note 4 have been excluded from the computation because they are not dilutive.


(f) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.


(2) Related Party Transactions

During the four year period ended September 30, 1998, the president and principal stockholder and certain employees have made advances to the Company. The advances are noninterest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying consolidated balance sheets.

Also included in due to related parties were unpaid salaries and wages net of advances made to directors (officers and principal stockholders) of the Company.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


(3) Notes Payable

Notes payable consist of the following at September 30, 1998, 1997, 1996 and 1995:

                               1998      1997      1996      1995
                           ----------  --------  --------  --------
Note payable to Eckler
Investor Group (Eckler)    $  644,302   644,302   644,302   644,302

Note payable to the
Coleman Research
Corporation (Coleman) in
the amount of $500,000
bearing interest at
prime plus 1%, secured
by 5,555,555 shares of
the Company's stock.
The note is payable in
principal installments
of $167,000, $167,000
and $166,000 when
proceeds are received
from the sale of stock
amount to $3,000,000,
$4,000,000 and
$5,000,000, respectively,
(not including proceeds
from the exercise of
warrants or issuance of
additional stock to
existing stockholders)
                              500,000   500,000   500,000   500,000

Note payable of $142,500
bearing interest at 30%,
collateralized by fixed
assets                        142,500   142,500   142,500   142,500

Note payable of $101,528
with no stated interest
rate, unsecured               101,528   101,528   101,528   101,528

Note payable of $52,500
bearing interest at 15%,
collateralized by fixed
assets                         52,500    52,500    52,500    52,500

Other various notes            45,898    80,898    88,938    86,798
                           ---------- --------- --------- ---------
                           $1,486,728 1,521,728 1,529,768 1,527,628
                           ========== ========= ========= =========

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


(3) Notes Payable (Continued)

The note payable to the Eckler Group provides for interest at 10%. Principal and interest is payable from the proceeds of the conversion of the Series B warrants (see note 4). Amounts remaining unpaid in connection with this obligation upon expiration of the Series B warrants will be converted into common stock of the Company at the rate of $.04 per share.


(4) Common Stock

At September 30, 1998 the Company has outstanding Series B warrants that entitles the holder to purchase one share of common stock at $.20 per share on or at anytime before June 30, 1999. The Company has the right to redeem the Series B warrants upon 30 days written notice, at $.0002 per warrant, during the respective periods which the warrants are exercisable. At September 30, in each of the years ended 1995 - 1998, 12,471,800 shares were reserved for that purpose.


(5) Property and Equipment Purchased

The Company has purchased certain launching and support equipment from an agency of the U.S. Government for $233,654. As a result of this purchase, EPAC acquired a substantial amount of related property at no additional cost to the Company. Most of the equipment acquired was primarily associated with the U.S. Government's discontinued "Peacekeeper" missile system and is located at various facilities in the United States.

In connection with the receipt of the additional equipment as described herein, the Company has not yet obtained clear evidence of title for all of the equipment nor has it received a full and complete listing of the property transferred from the U.S. Government. In addition, there is no readily determinable market value associated with the property, most of which was delivered and built for very specialized purposes.


(6) General and Administrative Expenses

General and administrative expenses include interest expense of $104,453, $104,240, $86,196 and $365,290 for the years ended September 30, 1998, 1997,
1996 and 1995, respectively.


(7) Commitments and Contingencies

During the four years ended September 30, 1998, the Company has maintained its principal offices in Titusville, Florida. Through March 1993, the Company leased its premises on a month to month basis. Commencing in April 1993, the Company leases its corporate offices pursuant to a noncancellable operating lease, which expired in March 1996. The lease is subject to seven one-year renewal periods at the discretion of the Company. Currently, the office space is leased on a month-to-month basis.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


(7) Commitments and Contingencies (Continued)

Total rental expense in each of the four years ended September 30, 1998 is as follows: 1998 $ 16,176, 1997 $ 10,176, 1996 $ 4,244 and 1995 $10,176.

In 1988 the Company entered into an agreement to pay $600,000 in several installments through August 1989 to settle a certain legal action. Subsequent to the settlement agreement, management, in conjunction with legal counsel, challenged the validity of the claims made against the Company in connection with this matter. Accordingly, during 1989, the Company ceased making the scheduled payments. The remaining payable due of $424,703 plus accrued interest of $286,630 was written off in 1995 and reflected as a reduction of general and administrative expenses. During the periods ended September 30, 1998, the Company has been subject to legal proceedings and claims which have arisen in the ordinary course of its business which have been settled without having a material effect on the accompanying consolidated financial statements.

In addition, other actions have arisen in the ordinary course of business, which have not been finally adjudicated. These actions, when finally concluded and determined, will not, in the opinion of management, have material adverse effect upon the financial position of the Company.


(8) Management Plans and Intentions

Commencing in 1990, the Company was prohibited by certain agencies of the United States government from using and developing certain technology originally provided by the United States Air Force (USAF) in connection with management's plans to provide a comprehensive payload and satellite launching service. The Company was informed that the prohibition was associated with provisions of the Strategic Arms Reduction Treaty, (START) as signed by the United States and the former Soviet Union.

Primarily, as a result of the circumstances described above, the Company has encountered difficulties in obtaining the necessary funds to effectively develop its launching service. However, the Company's development of an improved version of the "Peacekeeper" first stage motor in a 100% commercial environment has eliminated it from the START Treaty.

During fiscal year 1998, the Company began the licensing process with the Federal Aviation Authority and Kennedy Space Center. Based on development completed through February, 1999, EPAC is proceeding with contract negotiations.

Management anticipates, through a combination of additional debt but primarily equity financing, that the Company will successfully complete remaining research and development of its launch technology, determine and implement its overall marketing strategy and establish a viable schedule for the testing and ultimate launching of commercial payloads.

However, as of September 30, 1998, the success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations once the development stage has ended cannot be determined at this time.