Form 10-Q
period 1998-12-31
E PRIME AEROSPACE CORP
filed 1999-06-03
CIK 804152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  December 31, 1998
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

               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                        (A Development Stage Company)

                                   INDEX

                                                                       Page
Part I - Financial Information

Item 1. Financial Statements
     Consolidated Balance Sheets -
        December 31, 1998 and September 30, 1998                          3

     Consolidated Statement of Operations -
        December 31, 1998 and September 30, 1998                          4

     Consolidated Statement of Cash Flows -
        December 31, 1998                                                 5

     Notes to Consolidated Financial Statements                           6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            7


Part II
Item 6. Exhibits and Reports on Form 8-K -

     No exhibits are filed as a part of this Form 10-Q

     No reports on Form 8-K have been filed during the quarter ended
        December 31, 1998

                E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                          Consolidated Balance Sheets

                                               December 31,  September 30,
                                                   1998          1998
                                             -------------  -------------
                   Assets

Current assets:
 Cash and cash equivalents                    $        954           554
 Other receivables                                       -         5,527
 Prepaid expenses                                    2,400         2,400
                                                -----------  ------------
     Total current assets                            3,354         8,481
                                                -----------  ------------
Property and equipment, at cost, net
  of accumulated depreciation                      244,273       234,000

Other assets:
 Deposits                                            9,336        13,117
                                                -----------  ------------
     Total assets                             $    256,963       255,598
                                                ===========  ============


   Liabilities and Stockholders' Deficit

Current liabilities:
 Notes payable                                $  1,486,728     1,486,728
 Due to related parties                          1,317,263     1,782,096
 Accounts payable                                  403,065       348,974
 Accrued salaries, wage and payroll taxes        1,933,194     1,932,899
 Accrued consultant fees                           123,866       123,866
 Accrued interest payable                        1,267,566     1,225,527
                                               ------------  ------------
     Total liabilities                           6,531,682     6,900,090
                                               ------------  ------------
Stockholders' deficit:
 Common stock, no par value, 900,000,000
  shares authorized; issued and outstanding
  740,150,011 and 702,421,928 shares at
  December 31, 1998 and September 30, 1998,
  respectively                                   7,471,418     6,707,753
 Additional paid-in capital                        212,000       212,000
 Deficit accumulated during the development
  period                                       (13,958,137)  (13,564,245)
                                               ------------  ------------
    Total stockholders' deficit                 (6,274,719)   (6,644,492)
                                               ------------  ------------

    Total liabilities and
      stockholders' deficit                    $   256,963       255,598
                                               ============  ============

      E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
               (A Development Stage Company)
           Consolidated Statements of Operations

                                 Three          Year
                             months ended       ended
                             December 31,   September 30,
                                1998            1998
                            -------------   -------------
Revenue:
  Service revenue            $         -               -
                              -----------     -----------
      Total revenue                    -               -
                              -----------     -----------

Expenses:
  General and administrative     393,892         896,814
                              -----------     -----------
      Total expenses             393,892         896,814
                              -----------     -----------

      Net loss               $  (393,892)       (896,814)
                              ===========     ===========

Basic EPS:
  Net loss per common share  $   (0.0005)        (0.0013)
                              ===========     ===========

          E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                   (A Development Stage Company)
               Consolidated Statements of Cash Flows

                                                       Three
                                                   months ended
                                                   December 31,
                                                      1998
                                                  -------------
Cash flows from operating activities:
  Net loss                                        $   (393,892)
Adjustments to reconcile net loss to cash
 provided by (used in) operating activities:
  Depreciation                                             337
  Shares issued for services rendered                   16,505
Cash provided by (used for) changes in:
    Other receivables                                    5,527
    Deposits                                             3,781
    Due to related parties                             282,327
    Accounts payable                                    54,091
    Accrued salaries, wages and payroll taxes              295
    Accrued interest payable                            42,039
                                                  -------------
      Net cash provided by (used in)
       operating activities                             11,010

Cash flows from investing activities:
  Equipment acquisitions                               (10,610)
                                                  -------------
    Net increase (decrease) in cash                        400

Cash at beginning of period                                554
                                                  -------------
Cash at end of period                             $        954
                                                  =============

Notes to Consolidated Financial Statements

The Notes to Consolidated Financial Statements are essentially the same as those stated in the Company's 10-K for the year ended September 30, 1998.

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Liquidity and capital resources
Over the past several years, the Company has expended substantial funds in the development of its business. Sources of capital during this time have included stock sales, advances from shareholders and short term funding from Coleman Research Corporation and the Eckler Investor Group. As of September 30, 1998, the Company has a working capital deficit of $6,891,609.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, E'Prime Aerospace Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                         E' PRIME AEROSPACE CORPORATION

s/B. G. Davis
By: B. G. Davis, President     Date: May 26, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:



s/B. G. Davis
B. G. Davis, Director          Date: May 26, 1999



s/Betty S. Davis
Betty S. Davis, Director       Date: May 26, 1999