Form 10-Q
period 1999-06-30
E PRIME AEROSPACE CORP
filed 1999-07-28
CIK 804152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  June 30, 1999
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes__No_X_

As of June 30, 1999, the registrant has outstanding 741,953,464 shares of common stock and 12,471,800 "B" Stock Purchase Warrants.

               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                        (A Development Stage Company)

                                   INDEX

                                                                        Page
Part I - Financial Information

Item 1. Financial Statements
     Consolidated Balance Sheets -
        June 30, 1999 and September 30, 1998                              3

     Consolidated Statement of Operations -
        For The Six Months and Nine Months Ended June 30, 1999            4

     Consolidated Statement of Cash Flows -
        For The Six Months and Nine Months Ended June 30, 1999            5

     Notes to Consolidated Financial Statements                           6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            7


Part II
Item 6. Exhibits and Reports on Form 8-K -

     No exhibits are filed as a part of this Form 10-Q

     No reports on Form 8-K have been filed during the quarter ended
        June 30, 1999

                E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                          Consolidated Balance Sheets

                                                  June 30,  September 30,
                                                   1999          1998
                                             -------------  -------------
                   Assets

Current assets:
 Cash and cash equivalents                    $        142           554
 Other receivables                                       -         5,527
 Prepaid expenses                                    2,400         2,400
                                                -----------  ------------
     Total current assets                            2,542         8,481
                                                -----------  ------------
Property and equipment, at cost, net
  of accumulated depreciation                      243,599       234,000

Other assets:
 Deposits                                            9,336        13,117
                                                -----------  ------------
     Total assets                             $    255,477       255,598
                                                ===========  ============


   Liabilities and Stockholders' Deficit

Current liabilities:
 Notes payable                                $  1,486,728     1,486,728
 Due to related parties                          1,652,922     1,782,096
 Accounts payable                                  369,131       348,974
 Accrued salaries, wage and payroll taxes        2,002,816     1,932,899
 Accrued consultant fees                           123,866       123,866
 Accrued interest payable                        1,349,855     1,225,527
                                               ------------  ------------
     Total liabilities                           6,985,318     6,900,090
                                               ------------  ------------
Stockholders' deficit:
 Common stock, no par value, 900,000,000
  shares authorized; issued and outstanding
  741,953,464 and 702,421,928 shares at
  June 30, 1999 and September 30, 1998,
  respectively                                   7,535,882     6,707,753
 Additional paid-in capital                        212,000       212,000
 Deficit accumulated during the development
  period                                       (14,477,723)  (13,564,245)
                                               ------------  ------------
    Total stockholders' deficit                 (6,729,841)   (6,644,492)
                                               ------------  ------------

    Total liabilities and
      stockholders' deficit                    $   255,477       255,598
                                               ============  ============

      E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
               (A Development Stage Company)
           Consolidated Statements of Operations

                                 Three           Nine
                             months ended    months ended
                               June 30,        June 30,
                                 1999            1999
                            -------------   -------------
Revenue:
  Service revenue            $         -               -
                              -----------     -----------
      Total revenue                    -               -
                              -----------     -----------

Expenses:
  General and administrative     249,473         913,478
                              -----------     -----------
      Total expenses             249,473         913,478
                              -----------     -----------

      Net loss               $  (249,473)       (913,478)
                              ===========     ===========

Basic EPS:
  Net loss per common share  $   (0.0003)        (0.0012)
                              ===========     ===========

          E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                   (A Development Stage Company)
               Consolidated Statements of Cash Flows

                                                       Three          Nine
                                                   months ended   months ended
                                                     June 30,       June 30,
                                                       1999           1999
                                                  -------------  -------------
Cash flows from operating activities:
  Net loss                                        $   (249,473)      (913,478)
Adjustments to reconcile net loss to cash
 provided by (used in) operating activities:
  Depreciation                                             337          1,011
  Shares issued for services rendered                   15,420         36,325
Cash provided by (used for) changes in:
    Other receivables                                                   5,527
    Deposits                                                            3,781
    Due to related parties                             133,014        617,986
    Accounts payable                                   (29,873)        20,157
    Accrued salaries, wages and payroll taxes           43,748         69,917
    Accrued interest payable                            41,371        124,328
                                                  -------------  -------------
      Net cash provided by (used in)
       operating activities                            (45,456)       (34,446)

Cash flows from investing activities:
  Equipment acquisitions                                     -        (10,610)

Cash flows from financing activities:
  Shares issued for repayment of debt                   44,644         44,644
                                                  -------------  -------------
    Net increase (decrease) in cash                       (812)          (412)

Cash at beginning of period                                954            554
                                                  -------------  -------------
Cash at end of period                             $        142            142
                                                  =============  =============

Notes to Consolidated Financial Statements

The Notes to Consolidated Financial Statements are essentially the same as those stated in the Company's 10-K for the year ended September 30, 1998.

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Liquidity and capital resources
Over the past several years, the Company has expended substantial funds in the development of its business. Sources of capital during this time have included stock sales, advances from shareholders and short term funding.As of June 30, 1999, the Company has a working capital deficit of $6,982,776.

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

                         E' PRIME AEROSPACE CORPORATION

s/B. G. Davis
By: B. G. Davis, President     Date: July 27, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:



s/B. G. Davis
B. G. Davis, Director          Date: July 27, 1999



s/Betty S. Davis
Betty S. Davis, Director       Date: July 27, 1999