Form 10KSB
period 1999-09-30
E PRIME AEROSPACE CORP
filed 2000-02-15
CIK 804152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 1999
Commission File No.:        33-9472-D


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes__No_X_

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 30, 1999 (based on the average of the high and low bid quotations on that date) was $20,228,298.

As of December 31, 1999, the registrant has outstanding 749,883,407 shares of common stock and 12,471,800 "B" Stock Purchase Warrants.

Documents incorporated by reference: None

               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                        (A Development Stage Company)

                     Index to Annual Report On Form 10KSB

                                                                       Page
Part I                                                                 ----
    Item  1 - Business                                                    3

    Item  2 - Properties                                                  4

    Item  3 - Legal Proceedings                                           4

    Item  4 - Submission of Matters to a Vote of Security Holders         4

Part II
    Item  5 - Market for the Registrant's Common Equity and Related
              Stockholder Matters                                         5

    Item  6 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         6

    Item  7 - Financial Statements and Supplementary Data                 6

    Item  8 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                         6

Part III
    Item 9 -  Directors and Executive Officers                            7

    Item 10 - Executive Compensation                                      8

    Item 11 - Security Ownership of Certain Beneficial Owners
              and Management                                              9

    Item 12 - Certain Relationships and Related Transactions              9

Part IV
    Item 13 - Exhibits, Financial Statements, Schedules and
              Reports on Form 8-K                                        10


Index to Financial Statements                                            12

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

In early 1990, the Peacekeeper first stage motor was included in the Strategic Arms Reduction Treaty (START) which was signed by both the governments of the United States and the former Soviet Union. Accordingly, pursuant to the execution of this treaty, the Company was severely restricted in producing EPAC's first stage motor. For nine years, EPAC's development concentrated towards the preservation of the technology developed during the Peacekeeper program.

In 1998, using Peacekeeper baseline technology, EPAC's improved design changes, and development of its ESM-9 first stage motor in a 100% commercial environment, eliminated the ESM-9 from the START Treaty.

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

As of September 30, 1999, the company had 5 full time employees.

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

                                 Quarter Ended
         ------------------------------------------------------------
         December 31       March 31        June 30       September 30
         ------------    ------------    ------------    ------------
  Year    High   Low      High   Low      High   Low      High   Low
  ----   -----  -----    -----  -----    -----  -----    -----  -----

  1998   .0570  .0250    .0330  .0120    .0320  .0170    .0970  .0260
  1999   .0210  .0200    .0440  .0400    .0260  .0260    .0280  .0260

The number of shareholders of the Company's common stock as of December 31, 1999 was 2,613.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and capital resources
As indicated herein, the Company has expended substantial funds in the development of its business over the past several years. Sources of capital during this time have included stock sales, advances from shareholders and short term funding from Coleman Research Corporation and the Eckler Investor Group. As of September 30, 1999, the Company has a working capital deficit of $7,417,750.

In order to complete its development and reach full operational capability and, in order to satisfy existing liabilities, the Company will need to obtain substantial additional capital. Management is currently engaged in negotiations to secure the necessary funds to complete implementation of its launch technology, repay existing liabilities and fund facility construction. In addition, the Company is concluding the development of its marketing strategy (www.eprimeaerospace.com) and establishing a launching schedule.


Results of Operations
Since its inception, the Company has been in the development stage.
 Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the year ended September 30, 1999, the Company has incurred an accumulated deficit of $7,165,152. Expenditures related to salaries and wages have been incurred principally in the development of the Company's launch technology systems.


Item 7. Financial Statements and Supplementary Data

The financial statements are filed as Item 14(a) of this Form 10KSB.


Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None

                                    Part III


Item 9.  Directors and Executive Officers

The directors and executive officers of the Company and certain information regarding them are as follows :

Name                  Age           Office
------------------    ---    ---------------------------------
B. G. Davis            67    President and Director

Betty S. Davis         61    Secretary, Treasurer and Director

Richard L. Elrod       65    Director


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


Item 11. Executive Compensation
                                                                Other
                                                                Compen-
Name                            Year     Salary $    Bonus $    sation
---------------------------  ---------  ---------  ---------  ---------
Salary Paid
-----------
B. G. Davis                     1999            0          0          0
  President                     1998            0          0          0


Betty Davis                     1999       18,461          0          0
  Secretary, Treasurer          1997            0          0          0


Salary Accrued
--------------
B. G. Davis                     1999      300,000          0          0
  President                     1998      300,000          0          0


Betty Davis                     1999      231,538          0          0
  Secretary, Treasurer          1998      250,000          0          0

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of the Company's common stock as of September 30, 1999: (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's common stock; (ii) each of the Company's directors; and (iii) by all directors and officers of the Company as a group.

                             Amount and Nature of
Name and Address of           Beneficial Owners      Percent of
 Beneficial Owner                  (Shares)             Class
--------------------------   --------------------    ----------
B. G. Davis                      476,800,000            63.64 %
President, Director
Titusville, Fl 32782

Richard Elrod                      1,023,029              .14 %
Director
Houston, TX 77269

All Directors and Officers       ___________            _______
As a Group                       477,923,029            63.78 %
                                 ===========            =======


Item 12. Certain Relationships and Related Transactions

During the two year period ended September 30, 1999, the president and principal stockholder and certain employees have made advances to the Company. The advances are noninterest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying consolidated balance sheet.

Also included in due to related parties were unpaid salaries and wages net of advances made to directors (officers and principal stockholders) of the Company.

                                    PART IV


Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)    (1) Financial Statements:
              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10KSB

       (2) Financial Schedules:
              No financial schedules are filed as part of this Form 10KSB

       (3) Exhibits included herein:
              Articles of Incorporation*
              By-Laws*

(b)    Reports on Form 8-K:
              No reports on form 8-K were filed during the year ended September 30, 1999


*Incorporated by reference to the Exhibits to the Company's Registration Statement No. 33-9472-D, on Form S-18

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, E' Prime Aerospace Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                         E' PRIME AEROSPACE CORPORATION

s/B. G. Davis
By: B. G. Davis, President     Date: February 10, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:



s/B. G. Davis
B. G. Davis, Director          Date: February 10, 2000



s/Betty S. Davis
Betty S. Davis, Director       Date: February 10, 2000

                  E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                           (A Development Stage Company)

                           Index to Financial Statements

                                                                  Page
                                                                  ----
Independent Auditors' Report                                        13

Financial Statements

      Consolidated Balance Sheet                                    14

      Consolidated Statements of Operations                         16

      Consolidated Statements of Stockholders' Deficit              17

      Consolidated Statements of Cash Flows                         18

Notes to Financial Statements                                       20

                          Independent Auditors' Report

The Shareholders and Board of Directors
E'Prime Aerospace Corporation:

We have audited the accompanying consolidated balance sheets of E'Prime Aerospace Corporation and Subsidiaries (a development stage company) as of September 30, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended September 30, 1999 and 1998 and for the cumulative development stage from February 20, 1987 (inception) to September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E'Prime Aerospace Corporation and Subsidiaries at September 30, 1999, and the results of their operations and their cash flows for the years ended September 30, 1999 and 1998, and for the cumulative development stage from February 20, 1987 (inception) to September 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that E'Prime Aerospace Corporation and Subsidiaries will continue as a going concern. As discussed in notes 1 and 8 to the consolidated financial statements, the Company's cumulative losses during the development period, the net capital deficiency and the need to obtain substantial additional funding to complete its development, raises substantial doubt about the entity's ability to continue as a going concern. Management's plans and intentions with regard to these matters are discussed in note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

January 19, 2000

     E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
              (A Development Stage Company)

               Consolidated Balance Sheet

                   September 30, 1999

           Assets

Current assets:
 Cash and cash equivalents                    $        142
 Prepaid expenses                                    2,400
                                                -----------
     Total current assets                            2,542
                                                -----------
Property and equipment, at cost:
 Computer equipment and software                    34,014
 Office furniture and equipment                     57,432
 Machinery and equipment                           233,654
                                                -----------
                                                   325,100
   Less accumulated depreciation                   (81,838)
                                                -----------
     Property and equipment, net                   243,262
                                                -----------
Deposits                                             9,336
                                                -----------
     Total assets                             $    255,140
                                                ===========

See accompanying notes to consolidated financial statements.

     E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
              (A Development Stage Company)

         Consolidated Balance Sheet (Continued)

                   September 30, 1999

   Liabilities and Stockholders' Deficit

Current liabilities:
 Notes payable                                $  1,486,728
 Due to related parties                          2,033,548
 Accounts payable                                  388,808
 Accrued salaries, wage and payroll taxes        1,995,344
 Accrued consultant fees                           123,866
 Accrued interest payable                        1,391,998
                                               ------------
     Total current liabilities                   7,420,292

Stockholders' deficit:
 Common stock, no par value, 900,000,000
   shares authorized: 749,196,240 issued and
   outstanding                                   7,643,165
 Additional paid-in capital                        212,000
 Deficit accumulated during the development
   period                                      (15,020,317)
                                               ------------
    Total stockholders' deficit                 (7,165,152)
                                               ------------
    Total liabilities and
      stockholders' deficit                    $   255,140
                                               ============

See accompanying notes to consolidated financial statements.

              E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                       (A Development Stage Company)

                   Consolidated Statements of Operations

                                                             Cumulative for
                                                             the period from
                             Year ended      Year ended     February 20, 1987
                            September 30,   September 30,    (inception) to
                                1999            1998        September 30, 1999
                            -------------   -------------   ------------------
Revenue:
  Service revenue            $         -               -                5,000
                              -----------     -----------   ------------------
      Total revenue                    -               -                5,000
                              -----------     -----------   ------------------

Expenses:
  General and administrative   1,456,072         896,814           15,025,317
                              -----------     -----------   ------------------
      Total expenses           1,456,072         896,814           15,025,317
                              -----------     -----------   ------------------

      Net loss               $(1,456,072)       (896,814)         (15,020,317)
                              ===========     ===========   ==================

Basic EPS:
  Net loss per common share  $   (0.0020)        (0.0013)
                              ===========     ===========

See accompanying notes to consolidated financial statements.

                                     E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                              (A Development Stage Company)

                                    Consolidated Statements of Stockholders' Deficit

                                                                Common stock - no par
                                                              -------------------------  Additional   Deficit accumulated
                                                                Number of      Common       paid-in    during development
                                                                  shares        stock       capital          period
                                                              ------------   ----------   ---------   -------------------
Balances at September 30, 1997                                 693,331,154   $6,526,568     212,000         (12,667,431)
Stock issued for services - $.01 per share                         550,000        5,500           -                   -
Stock issued for services - $.02 per share                       3,678,750       73,575           -                   -
Stock issued for services - $.025 per share                         24,000          600           -                   -
Stock issued for services - $.03 per share                         627,167       18,815           -                   -
Stock issued for services - $.04 per share                          11,250          450           -                   -
Stock issued for services - $.055 per share                         66,273        3,645           -                   -
Stock issued for repayment of debt - $.01 per share                600,000        6,000           -                   -
Stock issued for repayment of debt - $.0114 per share              350,000        4,000           -                   -
Stock issued for repayment of debt - $.015 per share                30,000          450           -                   -
Stock issued for repayment of debt - $.02 per share              2,625,000       52,500           -                   -
Stock issued for repayment of debt - $.025 per share               240,000        6,000           -                   -
Stock issued for repayment of debt - $.03 per share                188,334        5,650           -                   -
Stock issued for repayment of debt - $.04 per share                100,000        4,000           -                   -
Net loss for year ended September 30, 1998                               -            -           -            (896,814)
                                                              ------------     --------   ---------         ------------
Balance at September 30, 1998                                  702,421,928   $6,707,753     212,000         (13,564,245)
Stock issued for services - $.03 per share                       2,392,776       71,783           -                   -
Stock issued for services - $.036 per share                        303,333       35,920           -                   -
Stock issued for services - $.04 per share                         310,000       12,400           -                   -
Stock issued for services - $.05 per share                         170,100        8,505           -                   -
Stock issued for repayment of debt - $.08 per share              5,000,000       40,000           -                   -
Stock issued for repayment of debt - $.02 per share             37,357,983      747,160           -                   -
Stock issued for repayment of debt - $.036 per share             1,240,120       19,644           -                   -
Net loss for year ended September 30, 1999                               -            -           -          (1,456,072)
                                                              ------------   ----------    --------         ------------
Balances at September 30, 1999                                 749,196,240   $7,643,165     212,000         (15,020,317)
                                                              ============   ==========    ========         ============

See accompanying notes to consolidated financial statements.

                        E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)

                            Consolidated Statements of Cash Flows

                                                                               Cumulative for
                                                                                the period from
                                                   Year ended    Year ended    February 20, 1987
                                                  September 30, September 30,   (inception) to
                                                      1999          1998      September 30, 1999
                                                  ------------- ------------- ------------------
Cash flows from operating activities:
  Net loss                                        $ (1,456,072)     (896,814)       (15,033,217)
Adjustments to reconcile net loss to cash
 (used in) operating activities:
  Depreciation and amortization                          1,348           716            190,200
  Loss on disposition of vehicles and equipment              -             -             32,683
  Loss on sale of asset held for sale                        -             -             14,000
  Write-off of amount due from affiliate                     -             -             39,021
  Write off of accrued expenses                              -             -           (711,333)
  Write off of note payable                                  -       (35,000)           (35,000)
  Shares issued for services rendered                  128,608       102,585          1,619,048
  Shares issued for interest and finance fee                 -             -          2,028,070
  Shares issued for settlement of litigation                 -             -             75,000
Cash provided by (used for) changes in:
    Other receivables                                    5,527        (1,000)                 -
    Prepaid expenses                                         -        (2,400)            (2,400)
    Deposits                                             3,781             -             (9,336)
    Due to related parties                             251,452       504,474          2,046,448
    Accounts payable                                    39,834        (2,201)           388,808
    Accrued salaries, wages and payroll taxes           62,445        81,347          1,995,344
    Accrued consultant fees                                  -             -            123,866
    Accrued interest payable                           166,471       169,693          1,391,998
    Accrued expenses                                         -             -            783,332
                                                  ------------- -------------       ------------
      Net cash (used in) operating
        activities                                    (796,606)      (78,600)        (5,063,468)
                                                  ------------- -------------       ------------

See accompanying notes to consolidated financial statements.

                               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)

                              Consolidated Statements of Cash Flows (Continued)

                                                                              Cumulative for
                                                                              the period from
                                                   Year ended    Year ended   February 20, 1987
                                                  September 30, September 30,  (inception) to
                                                      1999          1998      September 30, 1999
                                                  ------------- ------------- -------------------
Cash flows from investing activities:
  Equipment acquisitions                   -           (10,610)            -            (493,908)
  Proceeds from disposition of vehicles                      -             -              30,307
  Proceeds from sale of asset held for sale                  -             -              46,000
  Increase in asset held for sale                            -             -             (60,000)
  Advances to affiliate                                      -             -             (39,021)
                                                  ------------- -------------  ------------------
    Net cash (used in) operating
      activities                                       (10,610)            -            (516,622)
                                                  ------------- ------------- -------------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                    -             -           2,156,683
  Shares issued for repayment of debt                  806,804        78,600           1,025,644
  Repayment of notes payable                                 -             -            (706,954)
  Organization costs                                         -             -              (2,544)
  Proceeds from issuance of common stock                     -             -           2,895,403
  Additional paid-in capital                                 -             -             212,000
                                                  ------------- ------------- -------------------
    Net cash provided by financing
      activities                                       806,804        78,600           5,580,232
                                                  ------------- ------------- -------------------
    Net increase (decrease) in cash                       (412)            -                 142

Cash at beginning of period                                554           544                   -
                                                  ------------- ------------- ------------- -----
Cash at end of period                             $        142           554                 142
                                                  ============= ============= ============= =====

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

As noted, the Company is in its development stage and has expended a substantial amount of funds to date. At September 30, 1999, the Company has a stockholder's deficit of $ 7,165,152. The Company needs substantial additional capital to complete its development and to reach an operating stage.

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

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


(e) Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 735,097,083 and 697,968,420 for the years ended September 30, 1999 and 1998 respectively. The B warrants described in note 4 have been excluded from the computation because they are not dilutive.


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


(g) Shares Issued for Services or in Payment of Debt

Shares issued for services or in payment of debt are recorded at the estimated value of the stock at the date they are issued.


(2) Related Party Transactions

The president and principal stockholder and certain employees have made advances to the Company. The advances are noninterest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying consolidated balance sheet.

Also included in due to related parties were unpaid salaries and wages, net of advances made to directors (officers and principal stockholders) of the Company.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


(3) Notes Payable

Notes payable consist of the following at September 30, 1999:

Note payable to Eckler Investor Group (Eckler)    $  644,302

Note payable to the Coleman Research
  Corporation (Coleman) in the amount of
  $500,000 bearing interest at prime plus
  1%, secured by 5,555,555 shares of the
  Company's stock. The note is payable in
  principal installments of $167,000,
  $167,000 and $166,000 when proceeds are
  received from the sale of stock amount
  to $3,000,000, $4,000,000 and $5,000,000,
  respectively, (not including proceeds
  from the exercise of warrants or issuance
  of additional stock to existing stockholders)      500,000

Note payable of $142,500 earning interest at
  30%, collateralized by fixed assets                142,500

Note payable of $101,528 with no stated
  Interest rate, unsecured                           101,528

Note payable of $52,500 bearing interest
  at 15%, collateralized by fixed assets              52,500

Other various notes                                   45,898
                                                 ------------
                                                  $1,486,728
                                                 ============

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

All notes payable are considered to be current on the accompanying balance sheet.

(4) Common Stock

At September 30, 1999 the Company has outstanding Series B warrants that entitles the holder to purchase one share of common stock at $.20 per share on or at anytime before December 31, 2000. The Company has the right to redeem the Series B warrants upon 30 days written notice, at $.0002 per warrant, during the respective periods which the warrants are exercisable. At September 30, 1999 and 1998, 12,471,800 shares were reserved for that purpose.


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

In connection with the receipt of the additional equipment as described herein, the Company has not yet obtained clear evidence of title for all of the equipment nor has it received a full and complete listing of the property transferred from the U.S. Government. In addition, there is no readily determinable market value associated with the property, most of which was built and delivered for very specialized purposes. Since the equipment is not presently being utilized, the Company has not begun recording depreciation on these assets.


(6) General and Administrative Expenses

General and administrative expenses include interest expense of $369,289 and $104,453 for the years ended September 30, 1999 and 1998 respectively.


(7) Commitments and Contingencies

The Company maintains its principal offices in Titusville, Florida. The lease is subject to seven one-year renewal periods at the discretion of the Company. Currently, the office space is leased on a month-to-month basis.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


(7) Commitments and Contingencies (Continued)

Total rental expense for the years ended September 30, 1999 and 1998 was $26,624, and $16,176, respectively.

During the years ended September 30, 1999 and 1998, the Company has been subject to legal proceedings and claims which have arisen in the ordinary course of its business which have been settled without having a material effect on the accompanying consolidated financial statements.


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

Management anticipates, through a combination of additional debt but primarily equity financing, that the Company will successfully complete the remaining research and development of its launch technology, determine and implement its overall marketing strategy and establish a viable schedule for the testing and ultimate launching of commercial payloads.

However, as of September 30, 1999, the success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations once the development stage has ended, cannot be determined at this time.


(9) Related Party Transactions

During the year ended September 30, 1999, the Company issued 42,357,983 shares valued at $787,160 to an officer-stockholder as partial payment on advances made to the Company.

During the year ended September 30, 1999, the Company incurred a $276,031 finance fee payable to an officer-shareholder of the Company relating to amounts advanced from related parties. The finance fee is included in due to related parties.