Form 10QSB
period 2000-06-30
E PRIME AEROSPACE CORP
filed 2000-07-13
CIK 804152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  June 30, 2000
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes_X_No__

As of June 30, 2000, the registrant has outstanding 770,305,061 shares of common stock and 12,471,800 "B" Stock Purchase Warrants.

               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                        (A Development Stage Company)

                                   INDEX

                                                                       Page
Part I - Financial Information

Item 1. Financial Statements
     Consolidated Balance Sheet -
        June 30, 2000                                                    3

     Consolidated Statement of Operations -
        For The Three Months And Nine Months Ended June 30, 2000         4

     Consolidated Statement of Cash Flows -
        For The Three Months And Nine Months Ended June 30, 2000         5

     Notes to Consolidated Financial Statements                          6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           7


Part II
Item 6. Exhibits and Reports on Form 8-K

     No exhibits are filed as a part of this Form 10QSB

     No reports on Form 8-K have been filed during the quarter ended
        June 30, 2000

       E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
               (A Development Stage Company)
                Consolidated Balance Sheet
                      June 30, 2000

                   Assets

Current assets:
 Cash and cash equivalents                    $        142
 Other receivables                                       -
 Prepaid expenses                                    2,400
                                              -------------
     Total current assets                            2,542
                                              -------------
Property and equipment, at cost, net
  of accumulated depreciation                      241,624
                                              -------------
     Total assets                             $    244,166
                                              =============


   Liabilities and Stockholders' Deficit

Current liabilities:
 Notes payable                                $  1,486,728
 Due to related parties                          2,447,293
 Accounts payable                                  374,814
 Accrued salaries, wage and payroll taxes        2,071,654
 Accrued consultant fees                           123,866
 Accrued interest payable                        1,519,186
                                               ------------
     Total liabilities                           8,023,541
                                               ------------
Stockholders' deficit:
 Common stock, no par value, 900,000,000
  shares authorized; issued and outstanding
  770,305,061                                    9,241,241
 Additional paid-in capital                        212,000
 Deficit accumulated during the development
  period                                       (17,232,616)
                                               ------------
    Total stockholders' deficit                 (7,779,375)
                                               ------------

    Total liabilities and
      stockholders' deficit                    $   244,166
                                               ============

              E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                      (A Development Stage Company)
                   Consolidated Statements of Operations

                                                Three                 Nine
                                             Months Ended          Months Ended
                                                June 30,             June 30,
                                                 2000                 2000
                                             ------------          ------------
Revenue:
  Service revenue                            $         -                     -
                                             ------------          ------------
      Total revenue                                    -                     -
                                             ------------          ------------

Expenses:
  General and administrative                   1,682,044             2,212,299
                                             ------------          ------------
      Total expenses                           1,682,044             2,212,299
                                             ------------          ------------

      Net loss                               $(1,682,044)           (2,212,299)
                                             ============          ============

Basic EPS:
  Net loss per common share                  $   (0.0022)              (0.0029)
                                             ============          ============

              E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows

                                                Three                 Nine
                                             Months Ended          Months Ended
                                                June 30,             June 30,
                                                 2000                 2000
                                             ------------          ------------
Cash flows from operating activities:
  Net loss                                   $(1,682,044)           (2,212,299)
Adjustments to reconcile net loss to cash
 provided by (used in) operating activities:
  Depreciation                                       546                 1,638
  Shares issued for services rendered          1,463,770             1,498,076
  Shares issued for repayment of debt                                  100,000
Cash provided by (used for) changes in:
    Other receivables                                  -                     -
    Deposits                                       9,336                 9,336
    Due to related parties                       152,335               413,745
    Accounts payable                              (6,629)              (13,994)
    Accrued salaries, wages and payroll taxes     19,605                76,310
    Accrued interest payable                      43,081               127,188
                                             ------------          ------------
      Net cash provided by (used in)
       operating activities                            -                     -

Cash flows from investing activities:                  -                     -

Cash flows from financing activities:                  -                     -

                                             ------------          ------------
    Net increase (decrease) in cash                    -                     -

Cash at beginning of period                          142                   142
                                             ------------          ------------
Cash at end of period                        $       142                   142
                                             ============          ============

Notes to Consolidated Financial Statements

The Notes to Consolidated Financial Statements are essentially the same as those stated in the Company's 10KSB for the year ended September 30, 1999.

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Liquidity and capital resources
Over the past several years, the Company has expended substantial funds in the development of its business. Sources of capital during this time have included stock sales, advances from shareholders and short term funding. As of June 30, 2000, the Company has a working capital deficit of $8,020,999.

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

                         E' PRIME AEROSPACE CORPORATION

s/B. G. Davis
By: B. G. Davis, President     Date: July 11, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:



s/B. G. Davis
B. G. Davis, Director          Date: July 11, 2000



s/Betty S. Davis
Betty S. Davis, Director       Date: July 11, 2000