Form 10KSB
period 2000-09-30
E PRIME AEROSPACE CORP
filed 2000-12-29
CIK 804152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2000
Commission File No.:        33-9472-D


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes_X_No__

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 30, 2000 (based on the average of the high and low bid quotations on that date) was $47,864,991.

As of September 30, 2000, the registrant has outstanding 781,469,247 shares of common stock and 12,471,800 "B" Stock Purchase Warrants.

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

EPAC has succeeded in evolving the technology of the Peacekeeper ICBM into a commercial launch vehicle. Based on developments completed through November, 2000, EPAC is now proceeding with finance and contract negotiations. While substantial additional capital is needed for the construction of commercial launch facilities, management is confident in achieving this financial objective. Although EPAC has met its vehicle objective, a time-frame for the Company to establish profitable operations cannot be determined at this time.

Over the past several years, other companies have developed a range of launch vehicles corresponding to the demand for commercial launch services. The Company currently considers its principal competitors to be Arianespace (Ariane), Lockheed Martin (Atlas, LLV), Boeing (Delta), Orbital Science (Taurus), China (Longmarch) and several Russian programs.

As of September 30, 2000, the company had 4 full time employees.

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

The Company is currently negotiating the construction of launch facilities at Kennedy Space Center, Florida and a near equatorial launch site.


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

                                 Quarter Ended
         ------------------------------------------------------------
         December 31       March 31        June 30       September 30
         ------------    ------------    ------------    ------------
  Year    High   Low      High   Low      High   Low      High   Low
  ----   -----  -----    -----  -----    -----  -----    -----  -----

1999   .0210  .0200    .0440  .0400    .0260  .0260    .0280  .0260
2000                   .3000  .2200    .1100  .0975    .0625  .0600

The number of shareholders of the Company's common stock as of September 30, 2000 was 2,406.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and capital resources
As indicated herein, the Company has expended substantial funds in the development of its business over the past several years. Sources of capital during this time have included stock sales, advances from shareholders and short term funding from Coleman Research Corporation and the Eckler Investor Group. As of September 30, 2000, the Company has a working capital deficit of $7,334,944.

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


Results of Operations
Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the year ended September 30, 2000, the Company has incurred an accumulated deficit of $7,093,865. Expenditures related to salaries and wages have been incurred principally in the development of the Company's launch technology systems.


Item 7. Financial Statements and Supplementary Data

The financial statements are filed as Item 14(a) of this Form 10KSB.


Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None

                                    Part III


Item 9.  Directors and Executive Officers

The directors and executive officers of the Company and certain information regarding them are as follows :

Name                  Age           Office
------------------    ---    ---------------------------------
B. G. Davis            68    President and Director

Betty S. Davis         61    Secretary, Treasurer and Director

Richard L. Elrod       66    Director


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


Item 11. Executive Compensation
                                                                Other
                                                                Compen-
Name                            Year     Salary $    Bonus $    sation
---------------------------  ---------  ---------  ---------  ---------
Salary Paid
-----------
B. G. Davis                     2000            0          0          0
  President                     1999            0          0          0


Betty Davis                     2000            0          0          0
  Secretary, Treasurer          1999       18,461          0          0


Salary Accrued
--------------
B. G. Davis                     2000      300,000          0          0
  President                     1999      300,000          0          0


Betty Davis                     2000      250,000          0          0
  Secretary, Treasurer          1999      231,538          0          0

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of the Company's common stock as of September 30, 2000: (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's common stock; (ii) each of the Company's directors; and (iii) by all directors and officers of the Company as a group.

                             Amount and Nature of
Name and Address of           Beneficial Owners      Percent of
 Beneficial Owner                  (Shares)             Class
--------------------------   --------------------    ----------
B. G. Davis                      476,800,000            61.01 %
President, Director
Titusville, Fl 32782

Richard Elrod                      1,023,029              .14 %
Director
Houston, TX 77269

All Directors and Officers       ___________            _______
As a Group                       477,923,029            61.15 %
                                 ===========            =======


Item 12. Certain Relationships and Related Transactions

During the three year period ended September 30, 2000, the president and principal stockholder and certain employees have made advances to the Company. The advances are noninterest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying consolidated balance sheet.

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


Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)    (1) Financial Statements:
              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10KSB

       (2) Financial Schedules:
              No financial schedules are filed as part of this Form 10KSB

       (3) Exhibits included herein:
              Articles of Incorporation*
              By-Laws*

(b)    Reports on Form 8-K:
              One report on form 8-K was filed during the year ended September 30, 2000.


*Incorporated by reference to the Exhibits to the Company's Registration Statement No. 33-9472-D, on Form S-18

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, E' Prime Aerospace Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                         E' PRIME AEROSPACE CORPORATION

s/B. G. Davis
By: B. G. Davis, President     Date: December 28, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:



s/B. G. Davis
B. G. Davis, Director          Date: December 28, 2000



s/Betty S. Davis
Betty S. Davis, Director       Date: December 28, 2000

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

                          Independent Auditors' Report

To the Shareholders and Board of Directors of E'Prime Aerospace Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of E'Prime Aerospace Corporation and Subsidiaries (a development stage company)
(the "Company") as of September 30, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended September 30, 2000 and 1999, and for the cumulative development stage from February 20, 1987 (inception) to September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E'Prime Aerospace Corporation and Subsidiaries at September 30, 2000, and the results of their operations and their cash flows for the years ended September 30, 2000 and 1999, and for the cumulative development stage from February 20, 1987 (inception) to September 30, 2000, in conformity with generally accepted accounting principles.

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

November 22, 2000

     E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
              (A Development Stage Company)

               Consolidated Balance Sheet

                   September 30, 2000

           Assets

Current assets:
 Cash and cash equivalents                    $        142
 Prepaid expenses                                    2,400
                                                -----------
     Total current assets                            2,542
                                                -----------
Property and equipment, at cost:
 Computer equipment and software                    34,014
 Office furniture and equipment                     57,432
 Machinery and equipment                           233,654
                                                -----------
                                                   325,100
   Less accumulated depreciation                   (84,021)
                                                -----------
     Property and equipment, net                   241,079
                                                -----------
     Total assets                             $    243,621
                                                ===========

See accompanying notes to consolidated financial statements.

     E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
              (A Development Stage Company)

         Consolidated Balance Sheet (Continued)

                   September 30, 2000

   Liabilities and Stockholders' Deficit

Current liabilities:
 Notes payable                                $    986,728
 Due to related parties                          2,602,910
 Accounts payable                                  537,767
 Accrued salaries, wage and payroll taxes        2,073,518
 Accrued consultant fees                           123,866
 Accrued interest payable                        1,012,697
                                               ------------
     Total current liabilities                   7,337,486

Stockholders' deficit:
 Common stock, no par value, 900,000,000
   shares authorized: 781,469,247 issued and
   outstanding                                  10,294,043
 Additional paid-in capital                        212,000
 Deficit accumulated during the development
   period                                      (17,599,908)
                                               ------------
    Total stockholders' deficit                 (7,093,865)
                                               ------------
    Total liabilities and
      stockholders' deficit                    $   243,621
                                               ============

See accompanying notes to consolidated financial statements.

              E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                       (A Development Stage Company)

                   Consolidated Statements of Operations

                                                             Cumulative for
                                                             the period from
                             Year ended      Year ended     February 20, 1987
                            September 30,   September 30,    (inception) to
                                2000            1998        September 30, 2000
                            -------------   -------------   ------------------
Revenue:
  Service revenue            $         -               -                5,000
                              -----------     -----------   ------------------
      Total revenue                    -               -                5,000
                              -----------     -----------   ------------------

Expenses:
  General and administrative   2,579,591       1,456,072           17,604,908
                              -----------     -----------   ------------------
      Total expenses           2,579,591       1,456,072           17,604,908
                              -----------     -----------   ------------------

      Net loss               $(2,579,591)     (1,456,072)         (17,599,908)
                              ===========     ===========   ==================

Basic EPS:
  Net loss per common share  $   (0.0034)        (0.0020)
                              ===========     ===========

See accompanying notes to consolidated financial statements.

                                     E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                              (A Development Stage Company)

                                    Consolidated Statements of Stockholders' Deficit

                                                                Common stock - no par
                                                              -------------------------  Additional   Deficit accumulated
                                                                Number of      Common       paid-in    during development
                                                                  shares        stock       capital          period
                                                              ------------   ----------   ---------   -------------------
Balance at September 30, 1998                                  702,421,928  $ 6,707,753     212,000         (13,564,245)
Stock issued for services - $.03 per share                       2,392,776       71,783           -                   -
Stock issued for services - $.036 per share                        303,333       35,920           -                   -
Stock issued for services - $.04 per share                         310,000       12,400           -                   -
Stock issued for services - $.05 per share                         170,100        8,505           -                   -
Stock issued for repayment of debt - $.008 per share             5,000,000       40,000           -                   -
Stock issued for repayment of debt - $.02 per share             37,357,983      747,160           -                   -
Stock issued for repayment of debt - $.036 per share             1,240,120       19,644           -                   -
Net loss for year ended September 30, 1999                               -            -           -          (1,456,072)
                                                              ------------   ----------    --------         ------------
Balances at September 30, 1999                                 749,196,240  $ 7,643,165     212,000         (15,020,317)
Stock issued for services - $.027 per share                        206,667        5,580           -                   -
Stock issued for services - $.03 per share                         738,500       22,155           -                   -
Stock issued for services - $.07 per share                          64,286        4,500           -                   -
Stock issued for services - $.075 per share                         77,400        5,805           -                   -
Stock issued for services - $.10 per share                          65,700        6,570           -                   -
Stock issued for services - $.11 per share                          22,500        2,475           -                   -
Stock issued for services - $.12 per share                          44,625        5,355           -                   -
Stock issued for services - $.125 per share                         34,920        4,365           -                   -
Stock issued for services - $.145 per share                     10,000,000    1,450,000           -                   -
Stock issued for services - $.22 per share                          18,409        4,050           -                   -
Stock issued for settlement of litigation - $.095 per share     11,000,000    1,040,023           -                   -
Stock issued for repayment of debt - $.01 per share             10,000,000      100,000           -                   -
Net loss for year ended September 30, 2000                               -            -           -          (2,579,591)
                                                              ------------   ----------    --------         ------------
                                                               781,469,247  $10,294,043     212,000         (17,599,908)
                                                              ============   ==========    ========         ============

See accompanying notes to consolidated financial statements.

                               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)

                                    Consolidated Statements of Cash Flows

                                                                                 Cumulative for
                                                                                the period from
                                                   Year ended    Year ended    February 20, 1987
                                                  September 30, September 30,   (inception) to
                                                      2000          1999      September 30, 2000
                                                  ------------- ------------- ------------------
Cash flows from operating activities:
  Net loss                                        $ (2,579,591)   (1,456,072)       (17,599,908)
Adjustments to reconcile net loss to cash
 (used in) operating activities:
  Depreciation and amortization                          2,183         1,348            192,383
  Loss on disposition of vehicles and equipment              -             -             32,683
  Loss on sale of asset held for sale                        -             -             14,000
  Write-off of amount due from affiliate                     -             -             39,021
  Write off of accrued expenses                              -             -           (711,333)
  Write off of note payable                                  -             -            (35,000)
  Shares issued for services rendered                1,510,855       128,608          3,129,903
  Shares issued for interest and finance fee                 -             -          2,028,070
  Shares issued for settlement of litigation         1,040,023             -          1,115,023
Cash provided by (used for) changes in:
    Other receivables                                        -         5,527                  -
    Prepaid expenses                                         -             -             (2,400)
    Deposits                                             9,336         3,781                  -
    Due to related parties                             569,362       251,452          2,602,910
    Accounts payable                                   148,959        39,834            537,767
    Accrued salaries, wages and payroll taxes           78,174        62,445          2,073,518
    Accrued consultant fees                                  -             -            123,866
    Accrued interest payable                          (379,301)      166,471          1,012,697
    Accrued expenses                                         -             -            783,332
                                                  ------------- -------------       ------------
      Net cash (used in) operating
        activities                                     400,000      (796,606)        (4,663,468)
                                                  ------------- -------------       ------------

See accompanying notes to consolidated financial statements.

                               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)

                              Consolidated Statements of Cash Flows (Continued)

                                                                              Cumulative for
                                                                              the period from
                                                   Year ended    Year ended   February 20, 1987
                                                  September 30, September 30,  (inception) to
                                                      2000          1999      September 30, 2000
                                                  ------------- ------------- -------------------
Cash flows from investing activities:
  Equipment acquisitions                   -                 -       (10,610)           (493,908)
  Proceeds from disposition of vehicles                      -             -              30,307
  Proceeds from sale of asset held for sale                  -             -              46,000
  Increase in asset held for sale                            -             -             (60,000)
  Advances to affiliate                                      -             -             (39,021)
                                                  ------------- -------------  ------------------
    Net cash (used in) operating activities                  -       (10,610)           (516,622)
                                                  ------------- ------------- -------------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                    -             -           2,156,683
  Advances from shareholders and others                100,000       806,804           1,125,644
  Repayment of notes payable                          (500,000)            -          (1,206,954)
  Organization costs                                         -             -              (2,544)
  Proceeds from issuance of common stock                     -             -           2,895,403
  Additional paid-in capital                                 -             -             212,000
                                                  ------------- ------------- -------------------
Net cash provided by financing activities             (400,000)      806,804           5,180,232
                                                  ------------- ------------- -------------------
    Net increase (decrease) in cash                          -          (412)                142
Cash at beginning of period                                142           554                   -
                                                  ------------- ------------- ------------- -----
Cash at end of period                             $        142           142                 142
                                                  ============= ============= ===================
Non-cash financing activities:
Shares issued in payment of advances
   from shareholders and others                   $    100,000       806,804           1,125,644
                                                  ============= ============= ===================

See accompanying notes to consolidated financial statements.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                          September 30, 2000 and 1999

(1) Summary of Significant Accounting Policies

(a) Corporate Organization

E'Prime Aerospace Corporation ("EPAC")and Subsidiaries (the "Company") has been in the development stage since its incorporation in Florida on February 20, 1987. The Company is engaged in seeking to provide a reliable And comprehensive payload and satellite launching service to industry and government, both domestic and foreign.

As noted, the Company is in its development stage and has expended a substantial amount of funds to date. At September 30, 2000, the Company has a stockholder's deficit of $ 7,093,865. The Company needs substantial additional capital to complete its development and to reach an operating stage.

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

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


(e) Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 766,264,539 and 735,097,083 for the years ended September 30, 2000 and 1999 respectively. The B warrants described in note 4 have been excluded from the computation because they are not dilutive.


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


(2) Related Party Transactions

The president and principal stockholder and certain employees have made advances to the Company. The advances are non-interest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying consolidated balance sheet.

Also included in due to related parties were unpaid salaries and wages, net of advances made to directors (officers and principal stockholders) of the Company.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


(3) Notes Payable

Notes payable consist of the following at September 30, 2000:

Note payable to Eckler Investor Group (Eckler)    $  644,302

Note payable bearing interest at 30%,
  collateralized by fixed assets                     142,500

Note payable with no stated interest
  rate, unsecured                                    101,528

Note payable bearing interest at 15%,
  collateralized by fixed assets                      52,500

Other various notes                                   45,898
                                                 ------------
Total notes payable                               $  986,728
                                                 ============

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


(4) Common Stock

At September 30, 2000 the Company has outstanding Series B warrants that entitles the holder to purchase one share of common stock at $.20 per share on or at anytime before December 31, 2000. The Company has the right to redeem the Series B warrants upon 30 days written notice, at $.0002 per warrant, during the respective periods which the warrants are exercisable. At September 30, 2000, 12,471,800 shares were reserved for that purpose.

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


(6) General and Administrative Expenses

General and administrative expenses include interest expense of $166,374 and $369,289 for the years ended September 30, 2000 and 1999 respectively.


(7) Commitments and Contingencies

The Company maintains its principal offices in Titusville, Florida. The lease is subject to seven one-year renewal periods at the discretion of the Company. Currently, the office space is leased on a month-to-month basis.

Total rental expense for the years ended September 30, 2000 and 1999 was $22,672 and $26,624, respectively.

During the year ended September 30, 2000, the Company entered into a settlement agreement relating to a note payable and accrued interest by issuing 11,000,000 shares of common stock. The settlement agreement provides that in the event the Company's common stock is sold by plaintiff after July 31, 2001, for less than a net price of $1,200,000, that the Company shall pay the plaintiff, either in their common stock or in cash, the difference between $1,200,000 and the net price received for the Company's stock. At September 30, 2000, the Company has recorded an accounts payable of $159,978 for the difference between the estimated fair value of the common stock issued of $1,040,022 and $1,200,000. The $1,040,022 was equal to the note payable and accrued interest due to the plaintiff. Any additional amounts due, if any, to the plaintiff when they sell the 11,000,000 shares of the Company common stock is not presently determinable.

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

However, as of September 30, 2000, the success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations once the development stage has ended, cannot be determined at this time.


(9) Related Party Transactions

During the year ended September 30, 2000, the Company issued 10,000,000 shares of common stock valued at $100,000 to an officer-stockholder as partial payment on advances made to the Company and issued 10,000,000 shares of common stock valued at $1,450,000 as a bonus to an officer-stockholder.

During the year ended September 30, 1999, the Company incurred a $276,031 finance fee payable to an officer-shareholder of the Company relating to amounts advanced from related parties. The finance fee is included in due to related parties. The Company also issued 37,357,983 shares valued at $747,160 in payment on amounts due to an officer-stockholder.