Form 10QSB
period 2000-12-31
E PRIME AEROSPACE CORP
filed 2001-01-16
CIK 804152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  December 31, 2000
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes_X_No__

As of December 31, 2000, the registrant has outstanding 782,643,647 shares of common stock and 12,471,800 "B" Stock Purchase Warrants.

               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                        (A Development Stage Company)

                                   INDEX

                                                                       Page
Part I - Financial Information

Item 1. Financial Statements
     Consolidated Balance Sheet -
        December 31, 2000                                                 3

     Consolidated Statement of Operations -
        For The Three Months Ended December 31, 2000                      4

     Consolidated Statement of Cash Flows -
        For The Three Months Ended December 31, 2000                      5

     Notes to Consolidated Financial Statements                           6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            6


Part II
Item 6. Exhibits and Reports on Form 8-K

     No exhibits are filed as a part of this Form 10QSB.

     No reports on Form 8-K have been filed during the quarter ended
        December 31, 2000.

                E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                          Consolidated Balance Sheet
                              December 31, 2000

                   Assets

Current assets:
 Cash and cash equivalents                    $        142
 Prepaid expenses                                    2,400
                                                -----------
     Total current assets                            2,542
                                                -----------
Property and equipment, at cost, net
  of accumulated depreciation                      240,547
                                                -----------

     Total assets                             $    243,089
                                                ===========


   Liabilities and Stockholders' Deficit

Current liabilities:
 Notes payable                                $    986,728
 Due to related parties                          2,770,420
 Accounts payable                                  532,785
 Accrued salaries, wage and payroll taxes        2,075,387
 Accrued consultant fees                           123,866
 Accrued interest payable                        1,043,495
                                               ------------
     Total liabilities                           7,532,681
                                               ------------
Stockholders' deficit:
 Common stock, no par value, 900,000,000
  shares authorized, issued and outstanding
  782,643,647                                   10,350,733
 Additional paid-in capital                        212,000
 Deficit accumulated during the development
  period                                       (17,852,325)
                                               ------------
    Total stockholders' deficit                 (7,289,592)
                                               ------------

    Total liabilities and
      stockholders' deficit                    $   243,089
                                               ============

      E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
               (A Development Stage Company)
           Consolidated Statements of Operations

                                 Three
                             months ended
                              December 31,
                                 2000
                            --------------
Revenue:
  Service revenue            $          -
                              ------------
      Total revenue                     -
                              ------------

Expenses:
  General and administrative      252,416
                              ------------
      Total expenses              252,416
                              ------------

      Net loss               $   (252,416)
                               ===========

Basic EPS:
  Net loss per common share  $    (0.0003)
                               ===========

          E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                   (A Development Stage Company)
               Consolidated Statements of Cash Flows

                                                       Three
                                                   months ended
                                                    December 31,
                                                       2000
                                                  --------------
Cash flows from operating activities:
  Net loss                                         $  (252,416)
Adjustments to reconcile net loss to cash
 provided by (used in) operating activities:
  Depreciation                                             531
  Shares issued for services rendered                   56,690
Cash provided by (used for) changes in:
    Due to related parties                             167,510
    Accounts payable                                    (4,982)
    Accrued salaries, wages and payroll taxes            1,869
    Accrued interest payable                            30,798
                                                  -------------
      Net cash provided by (used in)
       operating activities                                  -

Cash flows from investing activities:                        -

Cash flows from financing activities:                        -
                                                  -------------
    Net increase (decrease) in cash                          -

Cash at beginning of period                                142
                                                  -------------
Cash at end of period                              $       142
                                                  =============

               Notes to Consolidated Financial Statements

The Notes to Consolidated Financial Statements are essentially the same as those stated in the Company's 10KSB for the year ended September 30, 2000.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Over the past several years, the Company has expended substantial funds in the development of its business. Sources of capital during this time have included stock sales, advances from shareholders and short term funding. As of December 31, 2000, the Company has a working capital deficit of $7,530,139.

In order to complete its development and reach full operational capability and, in order to satisfy existing liabilities, the Company will need to obtain substantial additional capital. Management is currently engaged in negotiations to secure the necessary funds to complete implementation of its launch technology, repay existing liabilities and fund facility construction.


Results of Operations

Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the year ended September 30, 2000, the Company has incurred an accumulated deficit of $17,599,908.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, E'Prime Aerospace Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                         E' PRIME AEROSPACE CORPORATION

s/B. G. Davis
By: B. G. Davis, President     Date: January 12, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:



s/B. G. Davis
B. G. Davis, Director          Date: January 12, 2001



s/Betty S. Davis
Betty S. Davis, Director       Date: January 12, 2001