Form 10KSB
period 2001-09-30
E PRIME AEROSPACE CORP
filed 2001-12-28
CIK 804152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2001
Commission File No.:        33-9472-D


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes_X_No__

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 30, 2001 (based on the average of the high and low bid quotations on that date) was $19,601,299.

As of September 30, 2001, the registrant has outstanding 784,051,974 shares of common stock and 12,471,800 "B" Stock Purchase Warrants.

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

EPAC has succeeded in evolving the technology of the Peacekeeper ICBM into a commercial launch vehicle. Based on developments completed through November, 2001, EPAC is now proceeding with finance and contract negotiations. While substantial additional capital is needed for the construction of commercial launch facilities, management is confident in achieving this financial objective. Although EPAC has met its vehicle objective, a time-frame for the Company to establish profitable operations cannot be determined at this time.

Over the past several years, other companies have developed a range of launch vehicles corresponding to the demand for commercial launch services. The Company currently considers its principal competitors to be Arianespace (Ariane), Lockheed Martin (Atlas, LLV), Boeing (Delta), Orbital Science (Taurus), China (Longmarch) and several Russian programs.

As of September 30, 2001, the company had 2 full time employees.

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

                                 Quarter Ended
         ------------------------------------------------------------
           March 31         June 30      September 30     December 31
         ------------    ------------    ------------    ------------
  Year    High   Low      High   Low      High   Low      High   Low
  ----   -----  -----    -----  -----    -----  -----    -----  -----

2000     .3000  .2200    .1100  .0975    .0625  .0600    .0180  .0170
2001     .0430  .0400    .0340  .0290    .0260  .0240

The number of shareholders of the Company's common stock as of September 30, 2001 was 2,457.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and capital resources
As indicated herein, the Company has expended substantial funds in the development of its business over the past several years. Sources of capital during this time have included stock sales, advances from shareholders and short term funding from Coleman Research Corporation and the Eckler Investor Group. As of September 30, 2001, the Company has a working capital deficit of $8,112,318.

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


Results of Operations
Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the year ended September 30, 2001, the Company has incurred an accumulated deficit of $7,873,364. Expenditures related to salaries and wages have been incurred principally in the development of the Company's launch technology systems.


Item 7. Financial Statements and Supplementary Data

The financial statements are filed as Item 14(a) of this Form 10KSB.


Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

For the year ended September 30, 2001, the Company made a change in audit firms as more fully discussed in Form 8-K filed on December 17, 2001.

                                    Part III


Item 9.  Directors and Executive Officers

The directors and executive officers of the Company and certain information regarding them are as follows :

Name                  Age           Office
------------------    ---    ---------------------------------
B. G. Davis            69    President and Director

Betty S. Davis         62    Secretary, Treasurer and Director

Richard L. Elrod       67    Director


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


Item 10. Executive Compensation
                                                                Other
                                                                Compen-
Name                            Year     Salary $    Bonus $    sation
---------------------------  ---------  ---------  ---------  ---------
Salary Paid
-----------
B. G. Davis                     2001            0          0          0
  President                     2000            0          0          0


Betty Davis                     2001            0          0          0
  Secretary, Treasurer          2000            0          0          0


Salary Accrued
--------------
B. G. Davis                     2001      300,000          0          0
  President                     2000      300,000          0          0


Betty Davis                     2001      250,000          0          0
  Secretary, Treasurer          2000      250,000          0          0

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of the Company's common stock as of September 30, 2001: (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's common stock; (ii) each of the Company's directors; and (iii) by all directors and officers of the Company as a group.

                             Amount and Nature of
Name and Address of           Beneficial Owners      Percent of
 Beneficial Owner                  (Shares)             Class
--------------------------   --------------------    ----------
B. G. Davis                      481,800,000            61.45 %
President, Director
Titusville, Fl 32782

Richard Elrod                      1,073,029              .14 %
Director
Houston, TX 77269

All Directors and Officers       ___________            _______
As a Group                       482,873,029            61.59 %
                                 ===========            =======


Item 12. Certain Relationships and Related Transactions

During the four year period ended September 30, 2001, the president and principal stockholder and certain employees have made advances to the Company. The advances are noninterest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying consolidated balance sheet.

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


Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)    (1) Financial Statements:
              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10KSB

       (2) Financial Schedules:
              No financial schedules are filed as part of this Form 10KSB

       (3) Exhibits included herein:
              Articles of Incorporation*
              By-Laws*

(b)    Reports on Form 8-K:
              One report on form 8-K was filed during the year ended September 30, 2001.


*Incorporated by reference to the Exhibits to the Company's Registration Statement No. 33-9472-D, on Form S-18.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, E' Prime Aerospace Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                         E' PRIME AEROSPACE CORPORATION

s/B. G. Davis
By: B. G. Davis, President     Date: December 27, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:



s/B. G. Davis
B. G. Davis, Director          Date: December 27, 2001



s/Betty S. Davis
Betty S. Davis, Director       Date: December 27, 2001

                  E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                           (A Development Stage Company)

                           Index to Financial Statements

                                                                  Page
                                                                  ----
Independent Auditors' Report                                        13

Financial Statements

      Consolidated Balance Sheet                                    15

      Consolidated Statements of Operations                         16

      Consolidated Statements of Stockholders' Deficit              17

      Consolidated Statements of Cash Flows                         18

Notes to Financial Statements                                       20

                        Independent Accountant's Report

To the Board of Directors
E'Prime Aerospace Corporation & Subsidiaries
Titusville, Florida

We have audited the accompanying consolidated balance sheet of E'Prime Aerospace Corporation & Subsidiaries (a development stage company) as of September 30, 2001, and the related consolidated statements of operations, stockholder's deficit and cash flows for the year ended September 30, 2001, and for the cumulative development stage from February 20, 1987 (inception), to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E'Prime Aerospace Corporation & Subsidiaries as of September 30, 2001, and the results of its operations and its cash flows for the year ended September 30, 2001, and for the cumulative development stage from February 20, 1987 (inception), to September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

Charles R. Hunt, CPA PA
Titusville, Florida
December 14, 2001

                        Independent Auditors' Report

To the Shareholders and Board of Directors of E'Prime Aerospace Corporation and Subsidiaries:

We have audited the accompanying consolidated statement of operations, stockholders' deficit and cash flows of E'Prime Aerospace Corporation and Subsidiaries, a development stage company, (the "Company") as of September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the stockholder's deficit of E'Prime Aerospace Corporation and Subsidiaries at September 30, 2000, and the results of their operations and their cash flows for the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

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

Tedder, James, Worden & Associates, P.A.
November 22, 2000
Orlando, Florida

     E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
              (A Development Stage Company)
               Consolidated Balance Sheet
                   September 30, 2001

                           Assets

Current assets:
 Cash and cash equivalents                    $        142
 Prepaid expenses                                    2,400
                                                -----------
     Total current assets                            2,542
                                                -----------
Property and equipment
 Computer equipment and software                    34,014
 Office furniture and equipment                     57,432
 Machinery and equipment                           233,654
                                                -----------
                                                   325,100
   Less accumulated depreciation                   (86,146)
                                                -----------
     Property and equipment, net                   238,954
                                                -----------
     Total assets                             $    241,496
                                                ===========


          Liabilities and Stockholders' Deficit

Current liabilities:
 Notes payable                                $    986,728
 Due to related parties                          3,233,580
 Accounts payable                                  549,872
 Accrued salaries, wage and payroll taxes        2,085,924
 Accrued consultant fees                           123,866
 Accrued interest payable                        1,134,890
                                               ------------
     Total current liabilities                   8,114,860

Stockholders' deficit:
 Common stock, no par value, 900,000,000
   shares authorized: 784,051,974 issued and
   outstanding                                  10,401,783
 Additional paid-in capital                        212,000
 Deficit accumulated during the development
   period                                      (18,487,147)
                                               ------------
    Total stockholders' deficit                 (7,873,364)
                                               ------------
    Total liabilities and
      stockholders' deficit                    $   241,496
                                               ============

The accompanying notes to financial statements are an integral part of this statement.

              E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                       (A Development Stage Company)
                   Consolidated Statement of Operations

                                                             Cumulative for
                                                             the period from
                             Year ended      Year ended     February 20, 1987
                            September 30,   September 30,    (inception) to
                                2001            2000        September 30, 2001
                            -------------   -------------   ------------------
Revenue:
  Service revenue            $         -               -                5,000
                              -----------     -----------   ------------------
      Total revenue                    -               -                5,000
                              -----------     -----------   ------------------

Expenses:
  General and administrative     887,239       2,579,591           18,492,147
                              -----------     -----------   ------------------
      Total expenses             887,239       2,579,591           18,492,147
                              -----------     -----------   ------------------

      Net loss               $  (887,239)     (2,579,591)         (18,487,147)
                              ===========     ===========   ==================

Basic EPS:
  Net loss per common share  $   (0.0011)        (0.0034)
                              ===========     ===========

The accompanying notes to financial statements are an integral part of this statement.

                                     E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                              (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Deficit

                                                                Common stock - no par
                                                              -------------------------  Additional   Deficit accumulated
                                                                Number of      Common       paid-in    during development
                                                                  shares        stock       capital          period
                                                              ------------   ----------   ---------   -------------------
Balances at September 30, 1999                                 749,196,240  $ 7,643,165     212,000         (15,020,317)
Stock issued for services - $.027 per share                        206,667        5,580           -                   -
Stock issued for services - $.03 per share                         738,500       22,155           -                   -
Stock issued for services - $.07 per share                          64,286        4,500           -                   -
Stock issued for services - $.075 per share                         77,400        5,805           -                   -
Stock issued for services - $.10 per share                          65,700        6,570           -                   -
Stock issued for services - $.11 per share                          22,500        2,475           -                   -
Stock issued for services - $.12 per share                          44,625        5,355           -                   -
Stock issued for services - $.125 per share                         34,920        4,365           -                   -
Stock issued for services - $.145 per share                     10,000,000    1,450,000           -                   -
Stock issued for services - $.22 per share                          18,409        4,050           -                   -
Stock issued for settlement of litigation - $.095 per share     11,000,000    1,040,023           -                   -
Stock issued for repayment of debt - $.01 per share             10,000,000      100,000           -                   -
Net loss for year ended September 30, 2000                               -            -           -          (2,579,591)
                                                              ------------   ----------    --------         -----------
Balances at September 30, 2000                                 781,469,247  $10,294,043     212,000         (17,599,908)
Stock issued for services - $.03 per share                         601,500       18,045           -                   -
Stock issued for services - $.033 per share                        298,636        9,855           -                   -
Stock issued for services - $.04 per share                         192,875        7,715           -                   -
Stock issued for services - $.05 per share                          72,900        3,645           -                   -
Stock issued for services - $.02 per share                         315,000        6,300           -                   -
Stock issued for services - $.029 per share                        206,379        5,985           -                   -
Stock issued for services - $.045 per share                        119,000        5,355           -                   -
Stock issued for services - $.051 per share                        118,235        6,030           -                   -
Stock issued for services - $.055 per share                         84,273        4,635           -                   -
Stock issued for services - $.07 per share                         573,929       40,175           -                   -
Net loss for year ended September 30, 2001                               -            -           -            (887,239)
                                                              ------------   ----------    --------         -----------
Balances at September 30, 2001                                 784,051,974  $10,401,783     212,000         (18,487,147)
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

                               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)
                                    Consolidated Statements of Cash Flows

                                                                                 Cumulative for
                                                                                the period from
                                                   Year ended    Year ended    February 20, 1987
                                                  September 30, September 30,   (inception) to
                                                      2001          2000      September 30, 2001
                                                  ------------- ------------- ------------------
Cash flows from operating activities:
  Net loss                                          $ (887,239)   (2,579,591)       (18,487,147)
Adjustments to reconcile net loss to cash
 (used in) operating activities:
  Depreciation and amortization                          2,124         2,183            194,507
  Loss on disposition of vehicles and equipment              -             -             32,683
  Loss on sale of asset held for sale                        -             -             14,000
  Write-off of amount due from affiliate                     -             -             39,021
  Write off of accrued expenses                              -             -           (711,333)
  Write off of note payable                                  -             -            (35,000)
  Shares issued for services rendered                  107,740     1,510,855          3,237,643
  Shares issued for interest and finance fee                 -             -          2,028,070
  Shares issued for settlement of litigation                 -     1,040,023          1,115,023
Cash provided by (used for) changes in:
    Prepaid expenses                                         -             -             (2,400)
    Deposits                                                 -         9,336                  -
    Due to related parties                             630,670       569,362          3,233,580
    Accounts payable                                    12,105       148,959            549,872
    Accrued salaries, wages and payroll taxes           12,407        78,174          2,085,925
    Accrued consultant fees                                  -             -            123,866
    Accrued interest payable                           122,193      (379,301)         1,134,890
    Accrued expenses                                         -             -            783,332
                                                  ------------- -------------       ------------
      Net cash provided by (used in) operating
        activities                                           -       400,000         (4,663,468)
                                                  ------------- -------------       ------------

The accompanying notes to financial statements are an integral part of this statement.

                               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)
                              Consolidated Statements of Cash Flows (Continued)

                                                                              Cumulative for
                                                                              the period from
                                                   Year ended    Year ended   February 20, 1987
                                                  September 30, September 30,  (inception) to
                                                      2001          2000      September 30, 2001
                                                  ------------- ------------- -------------------
Cash flows from investing activities:
  Equipment acquisitions                   -                 -             -            (493,908)
  Proceeds from disposition of vehicles                      -             -              30,307
  Proceeds from sale of asset held for sale                  -             -              46,000
  Increase in asset held for sale                            -             -             (60,000)
  Advances to affiliate                                      -             -             (39,021)
                                                  ------------- -------------  ------------------
    Net cash (used in) operating activities                  -             -            (516,622)
                                                  ------------- ------------- -------------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                    -             -           2,156,683
  Advances from shareholders and others                      -       100,000           1,125,644
  Repayment of notes payable                                 -      (500,000)         (1,206,954)
  Organization costs                                         -             -              (2,544)
  Proceeds from issuance of common stock                     -             -           2,895,403
  Additional paid-in capital                                 -             -             212,000
                                                  ------------- ------------- -------------------
Net cash provided by financing activities                    -      (400,000)          5,180,232
                                                  ------------- ------------- -------------------
    Net increase (decrease) in cash                          -             -                 142
Cash at beginning of period                                142           142                   -
                                                  ------------- ------------- ------------- -----
Cash at end of period                             $        142           142                 142
                                                  ============= ============= ===================

The accompanying notes to financial statements are an integral part of this statement.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000


Note 1 - Summary of Significant Accounting Policies

Corporate Organization

The Consolidated financial statements include the accounts of E'Prime Aerospace Corporation and its two inactive Subsidiaries (the Company).

The Company has been in the development stage since its incorporation in Florida on February 20, 1987. The Company is engaged in seeking to provide a reliable and comprehensive payload and satellite launching service to industry and government organizations, both domestic and foreign.

Because the Company has remained in its development stage since inception, it has expended a substantial amount of funds to date. At September 30, 2001, the Company had a stockholder's deficit of $ 7,873,364. The Company needs substantial additional capital to complete its development and to reach an operating stage.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and therefore, will recover the reported amount of its assets and satisfy its liabilities on a timely basis in the normal course of its operations. See note 8 to the consolidated financial statements for a discussion of management's plans and intentions.


Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in demand deposits and time deposits and highly liquid investments with maturities of less than one year.


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

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 783,124,428 for the year ended September 30, 2001, and 766,264,539 for the year ended September 30, 2000. The B warrants described in note 4 have been excluded from the computation because they are not dilutive.


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


Shares Issued for Services or in Payment of Debt

Shares issued for services or in payment of debt are recorded at the estimated value of the stock at the date of issuance.


Note 2 - Related Party Transactions

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

During the year ended September 30, 2001, the amount due to related parties increased by $630,670 for a total of $3,233,580. The increase was from operating expenses paid by an officer/stockholder.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 3 - Notes Payable

Notes payable as of September 30, 2001 were as follows:

Note payable at 10% interest to
  Eckler Investor Group (Eckler)                  $  644,302

Note payable at 30% interest,
  collateralized by fixed assets                     142,500

Unsecured note with no stated interest rate          101,528

Note payable at 15% interest,
  collateralized by fixed assets                      52,500

Other notes payable                                   45,898
                                                 ------------
Total notes payable                               $  986,728
                                                 ============

Principal and interest is payable to Eckler from the proceeds of the conversion of the Series B warrants (see note 4). Amounts remaining unpaid in connection with this obligation upon expiration of the Series B warrants are to be converted into common stock of the Company at the rate of $.04 per share.

All notes payable are considered to be current in the accompanying balance sheet.


Note 4 - Common Stock

The Company issued 2,582,727 shares of common stock, valued at $107,740, for consultant services rendered during the fiscal year.

As of September 30, 2001 the Company has outstanding Series B warrants that entitles the holder to purchase one share of common stock at $.20 per share on or at anytime before December 31, 2001. The Company has the right to redeem the Series B warrants upon 30 days written notice, at $.0002 per warrant, during the respective periods which the warrants are exercisable. At September 30, 2001, there were 12,471,800 shares reserved for that purpose.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 5 - Property and Equipment

The Company has purchased certain launching and support equipment from an agency of the U.S. Government for $233,654. As a result of this purchase, a substantial amount of related property was acquired at no additional cost to the Company. Most of the equipment acquired was primarily associated with the U.S. Government's discontinued "Peacekeeper" missile system and is located at various facilities in the United States.

In connection with the receipt of the additional equipment as described herein, the Company has not yet obtained clear evidence of title for all of the equipment nor has it received a full and complete listing of the property transferred. In addition, there is no readily determinable market value associated with the property, most of which was built and delivered for very specialized purposes. Since the equipment is not presently being utilized, the Company has not begun recording depreciation on these assets.


Note 6 - General and Administrative Expenses

General and administrative expenses included interest expense of $127,638 and $166,374 for the years ended September 30, 2001 and 2000 respectively.


Note 7 - Commitments and Contingencies

The Company maintains its principal offices in Titusville, Florida. The lease is subject to seven one-year renewal periods at the discretion of the Company. Currently, the office space is leased on a month-to-month basis.

Total rental expense for the years ended September 30, 2001 and 2000 was $26,114 and $22,672, respectively.

During a prior year, the Company entered into a settlement agreement relating to a note payable and accrued interest by issuing 11,000,000 shares of common stock. The settlement agreement provides that in the event the Company's common stock is sold by plaintiff after July 31, 2001, for less than a net price of $1,200,000, that the Company shall pay the plaintiff, either in their common stock or in cash, the difference between $1,200,000 and the net price received for the Company's stock. At September 30, 2000, the Company has recorded an accounts payable of $159,978 for the difference between the estimated fair value of the common stock issued of $1,040,022 and $1,200,000. The $1,040,022 was equal to the note payable and accrued interest due to the plaintiff. Any additional amounts due, if any, to the plaintiff when they sell the 11,000,000 shares of the Company common stock is not presently determinable.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 8 - Management Plans and Intentions

In 1990, the Company was prohibited by certain agencies of the United States government from using and developing certain technology originally provided by the United States Air Force in connection with management's plans to provide a comprehensive payload and satellite launching service. The Company was informed that the prohibition was associated with provisions of the Strategic Arms Reduction Treaty, (START) as signed by the United States and the former Soviet Union.

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

Management anticipates, through a combination of additional debt, but primarily equity financing, that the Company will successfully complete the remaining research and development of its launch technology, determine and implement its overall marketing strategy and establish a viable schedule for the testing and ultimate launching of commercial payloads.

The success of achieving the objectives discussed above, as well as the ultimate profitability of the Company's operations once the development stage has ended, cannot be determined at this time.