Form 10QSB
period 2002-06-30
E PRIME AEROSPACE CORP
filed 2002-07-24
CIK 804152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  June 30, 2002
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes_X_No__

As of June 30, 2002, the registrant has outstanding 787,376,734 shares of common stock and 12,471,800 "B" Stock Purchase Warrants.

               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                        (A Development Stage Company)

                                   INDEX

                                                                       Page
Part I - Financial Information

Item 1. Financial Statements
     Consolidated Balance Sheet -
        June 30, 2002                                                     3

     Consolidated Statement of Operations -
        For The Three Months Ended June 30, 2002                          4

     Consolidated Statement of Cash Flows -
        For The Three Months Ended June 30, 2002                          5

     Notes to Consolidated Financial Statements                           6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            6


Part II
Item 6. Exhibits and Reports on Form 8-K

     No exhibits are filed as a part of this Form 10QSB.

     No report on Form 8-K was filed during the quarter ended
        June 30, 2002.

                E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                          Consolidated Balance Sheet
                                June 30, 2002

                   Assets

Current assets:
 Cash and cash equivalents                    $        142
 Prepaid expenses                                    2,400
                                                -----------
     Total current assets                            2,542
                                                -----------
Property and equipment, at cost, net
  of accumulated depreciation                      237,361
                                                -----------

     Total assets                             $    239,903
                                                ===========


   Liabilities and Stockholders' Deficit

Current liabilities:
 Notes payable                                $    986,728
 Due to related parties                          3,673,435
 Accounts payable                                  389,681
 Accrued salaries, wage and payroll taxes        2,097,711
 Accrued consultant fees                           123,866
 Accrued interest payable                        1,226,284
                                               ------------
     Total liabilities                           8,497,705
                                               ------------
Stockholders' deficit:
 Common stock, no par value, 900,000,000
  shares authorized, issued and outstanding
  787,376,734                                   10,477,758
 Additional paid-in capital                        212,000
 Deficit accumulated during the development
  period                                       (18,947,560)
                                               ------------
    Total stockholders' deficit                 (8,257,802)
                                               ------------

    Total liabilities and
      stockholders' deficit                    $   239,903
                                               ============

      E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
               (A Development Stage Company)
           Consolidated Statements of Operations

                                 Three
                             months ended
                               June 30,
                                 2002
                            --------------
Revenue:
  Service revenue            $          -
                              ------------
      Total revenue                     -
                              ------------

Expenses:
  General and administrative      207,899
                              ------------
      Total expenses              207,899
                              ------------

      Net loss               $   (207,899)
                               ===========

Basic EPS:
  Net loss per common share  $    (0.0003)
                               ===========

          E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                   (A Development Stage Company)
               Consolidated Statements of Cash Flows

                                                       Three
                                                   months ended
                                                     June 30,
                                                       2002
                                                  --------------
Cash flows from operating activities:
  Net loss                                         $  (207,899)
Adjustments to reconcile net loss to cash
 provided by (used in) operating activities:
  Depreciation                                             531
  Shares issued for services rendered                   20,075
Cash provided by (used for) changes in:
    Due to related parties                             152,703
    Accounts payable                                       773
    Accrued salaries, wages and payroll taxes            3,351
    Accrued interest payable                            30,466
                                                  -------------
      Net cash provided by (used in)
       operating activities                                  -

Cash flows from investing activities:                        -

Cash flows from financing activities:                        -
                                                  -------------
    Net increase (decrease) in cash                          -

Cash at beginning of period                                142
                                                  -------------
Cash at end of period                              $       142
                                                  =============

               Notes to Consolidated Financial Statements

The Notes to Consolidated Financial Statements are essentially the same as those stated in the Company's 10KSB for the year ended September 30, 2001.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Over the past several years, the Company has expended substantial funds in the development of its business. Sources of capital during this time have included stock sales, advances from shareholders and short term funding. As of June 30, 2002, the Company has a working capital deficit of $8,495,163.

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

                         E' PRIME AEROSPACE CORPORATION

s/B. G. Davis
By: B. G. Davis, President     Date: July 23, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:



s/B. G. Davis
B. G. Davis, Director          Date: July 23, 2002



s/Betty S. Davis
Betty S. Davis, Director       Date: July 23, 2002