Form 10KSB
period 2002-09-30
E PRIME AEROSPACE CORP
filed 2002-12-18
CIK 804152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2002
Commission File No.:        33-9472-D


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes_X_No__

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 30, 2002 (based on the average of the high and low bid quotations on that date) was $19,312,226.

As of September 30, 2002, the registrant has outstanding 788,254,161 shares of common stock and 12,471,800 "B" Stock Purchase Warrants.

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

As of September 30, 2002, the company had 2 full time employees and 3 consultants.

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

                                 Quarter Ended
         ------------------------------------------------------------
           March 31         June 30      September 30     December 31
         ------------    ------------    ------------    ------------
  Year    High   Low      High   Low      High   Low      High   Low
  ----   -----  -----    -----  -----    -----  -----    -----  -----

2001     .0430  .0400    .0340  .0290    .0260  .0240    .0300  .0270
2002     .0330  .0220    .0440  .0410    .0250  .0240

The number of shareholders of the Company's common stock as of September 30, 2002 was 2,622.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and capital resources
As indicated herein, the Company has expended substantial funds in the development of its business over the past several years. Sources of capital during this time have included stock sales and advances from shareholders. As of September 30, 2002, the Company has a working capital deficit of $8,667,359.

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


Results of Operations
Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the year ended September 30, 2002, the Company has incurred an accumulated deficit of $19,147,325. Expenditures related to salaries and wages have been incurred principally in the development of the Company's launch technology systems.


Item 7. Financial Statements and Supplementary Data

The financial statements are filed as Item 14(a) of this Form 10KSB.


Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None

                                    Part III


Item 9.  Directors and Executive Officers

The directors and executive officers of the Company and certain information regarding them are as follows :

Name                  Age           Office
------------------    ---    ---------------------------------
B. G. Davis            70    President and Director

Betty S. Davis         63    Secretary, Treasurer and Director

Richard L. Elrod       68    Director


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


Item 10. Executive Compensation
                                                                Other
                                                                Compen-
Name                            Year     Salary $    Bonus $    sation
---------------------------  ---------  ---------  ---------  ---------
Salary Paid
-----------
B. G. Davis                     2002            0          0          0
  President                     2001            0          0          0


Betty Davis                     2002            0          0          0
  Secretary, Treasurer          2001            0          0          0


Salary Accrued
--------------
B. G. Davis                     2002      300,000          0          0
  President                     2001      300,000          0          0


Betty Davis                     2002      250,000          0          0
  Secretary, Treasurer          2001      250,000          0          0

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of the Company's common stock as of September 30, 2002: (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's common stock; (ii) each of the Company's directors; and (iii) by all directors and officers of the Company as a group.

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
                                 ===========            =======


Item 12. Certain Relationships and Related Transactions

During the four year period ended September 30, 2002, the president and principal stockholder and certain employees have made advances to the Company. The advances are noninterest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying consolidated balance sheet.

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


Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)    (1) Financial Statements:
              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10KSB

       (2) Financial Schedules:
              No financial schedules are filed as part of this Form 10KSB

       (3) Exhibits included herein:
              Articles of Incorporation*
              By-Laws*

(b)    Reports on Form 8-K:
              One report on form 8-K was filed during the year ended September 30, 2002.


*Incorporated by reference to the Exhibits to the Company's Registration Statement No. 33-9472-D, on Form S-18.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, E' Prime Aerospace Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                         E' PRIME AEROSPACE CORPORATION

s/B. G. Davis
By: B. G. Davis, President     Date: December 18,2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:



s/B. G. Davis
B. G. Davis, Director          Date: December 18,2002



s/Betty S. Davis
Betty S. Davis, Director       Date: December 18,2002

                  E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                           (A Development Stage Company)

                           Index to Financial Statements

                                                                  Page
                                                                  ----
Independent Auditors' Report                                        13

Financial Statements

      Consolidated Balance Sheet                                    14

      Consolidated Statements of Operations                         15

      Consolidated Statements of Stockholders' Deficit              16

      Consolidated Statements of Cash Flows                         17

Notes to Financial Statements                                       19

                        Independent Accountant's Report

To the Board of Directors
E'Prime Aerospace Corporation & Subsidiaries
Titusville, Florida

We have audited the accompanying consolidated balance sheet of E'Prime Aerospace Corporation & Subsidiaries (a development stage company) as of September 30, 2002, and the related consolidated statements of operations, stockholder's deficit and cash flows for the years ended September 30, 2002 and 2001, and for the cumulative development stage from February 20, 1987 (inception), to September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E'Prime Aerospace Corporation & Subsidiaries as of September 30, 2002 and September 30, 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Charles R. Hunt, CPA, PA
Titusville, Florida
December 10, 2002

     E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
              (A Development Stage Company)
               Consolidated Balance Sheet
                   September 30, 2002

                           Assets

Current assets:
 Cash and cash equivalents                    $        142
 Prepaid expenses                                    2,400
                                                -----------
     Total current assets                            2,542
                                                -----------
Property and equipment
 Computer equipment and software                    34,014
 Office furniture and equipment                     57,432
 Machinery and equipment                           233,654
                                                -----------
                                                   325,100
   Less accumulated depreciation                   (88,270)
                                                -----------
     Property and equipment, net                   236,830
                                                -----------
     Total assets                             $    239,372
                                                ===========


          Liabilities and Stockholders' Deficit

Current liabilities:
 Notes payable                                $    986,728
 Due to related parties                          3,813,470
 Accounts payable                                  393,325
 Accrued salaries, wage and payroll taxes        2,101,077
 Accrued consultant fees                           123,866
 Accrued interest payable                        1,251,435
                                               ------------
     Total current liabilities                   8,669,901

Stockholders' deficit:
 Common stock, no par value, 900,000,000
   shares authorized: 788,254,161 issued and
   outstanding                                  10,504,796
 Additional paid-in capital                        212,000
 Deficit accumulated during the development
   period                                      (19,147,325)
                                               ------------
    Total stockholders' deficit                 (8,430,529)
                                               ------------
    Total liabilities and
      stockholders' deficit                    $   239,372
                                               ============

The accompanying notes to financial statements are an integral part of this statement.

              E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                       (A Development Stage Company)
                   Consolidated Statement of Operations

                                                             Cumulative for
                                                             the period from
                             Year ended      Year ended     February 20, 1987
                            September 30,   September 30,    (inception) to
                                2002            2001        September 30, 2002
                            -------------   -------------   ------------------
Revenue:
  Service revenue            $         -               -                5,000
                              -----------     -----------   ------------------
      Total revenue                    -               -                5,000
                              -----------     -----------   ------------------

Expenses:
  General and administrative     660,178         887,239           19,152,325
                              -----------     -----------   ------------------
      Total expenses             660,178         887,239           19,152,325
                              -----------     -----------   ------------------

      Net loss               $  (660,178)       (887,239)         (19,147,325)
                              ===========     ===========   ==================

Basic EPS:
  Net loss per common share  $  (0.00084)        (0.0011)
                              ===========     ===========

The accompanying notes to financial statements are an integral part of this statement.

                                     E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                              (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Deficit

                                                                Common stock - no par
                                                              -------------------------  Additional   Deficit accumulated
                                                                Number of      Common       paid-in    during development
                                                                  shares        stock       capital          period
                                                              ------------  -----------   ---------   -------------------
Balances at September 30, 2000                                 781,469,247  $10,294,043     212,000         (17,599,908)
$.03 per share                                                     601,500       18,045           -                   -
$.033 per share                                                    298,636        9,855           -                   -
$.04 per share                                                     192,875        7,715           -                   -
$.05 per share                                                      72,900        3,645           -                   -
$.02 per share                                                     315,000        6,300           -                   -
$.029 per share                                                    206,379        5,985           -                   -
$.045 per share                                                    119,000        5,355           -                   -
$.051 per share                                                    118,235        6,030           -                   -
$.055 per share                                                     84,273        4,635           -                   -
$.07 per share                                                     573,929       40,175           -                   -
Net loss for year ended September 30, 2001                               -            -           -            (887,239)
                                                              ------------   ----------    --------         ------------
Balances at September 30, 2001                                 784,051,974  $10,401,783     212,000         (18,487,147)
Stock issued for services and stock purchases during 2002
$.018 per share                                                    400,000        7,200           -                   -
$.02 per share                                                     636,750       12,735           -                   -
$.021 per share                                                    171,429        3,600           -                   -
$.023 per share                                                    248,478        5,715           -                   -
$.024 per share                                                  1,250,000       30,000           -                   -
$.025 per share                                                    300,000        7,500           -                   -
$.029 per share                                                    318,103        9,225           -                   -
$.030 per share                                                    614,768       18,443           -                   -
$.031 per share                                                    149,516        4,635           -                   -
$.035 per share                                                    113,143        3,960           -                   -
Net loss for year ended September 30, 2002                               -            -           -            (660,178)
                                                              ------------   ----------    --------         ------------
Balances at September 30, 2002                                 788,254,161  $10,504,796     212,000         (19,147,325)
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

                               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)
                                    Consolidated Statements of Cash Flows

                                                                                 Cumulative for
                                                                                the period from
                                                   Year ended    Year ended    February 20, 1987
                                                  September 30, September 30,   (inception) to
                                                      2002          2001      September 30, 2002
                                                  ------------- ------------- ------------------
Cash flows from operating activities:
  Net loss                                          $ (660,178)     (887,239)       (19,147,325)
Adjustments to reconcile net loss to cash
 (used in) operating activities:
  Depreciation and amortization                          2,124         2,124            196,631
  Loss on disposition of vehicles and equipment              -             -             32,683
  Loss on sale of asset held for sale                        -             -             14,000
  Write-off of amount due from affiliate                     -             -             39,021
  Write off of accrued expenses                              -             -           (711,333)
  Write off of note payable                                  -             -            (35,000)
  Shares issued for services rendered                   51,255       107,740          3,288,898
  Shares issued for interest and finance fee                 -             -          2,028,070
  Shares issued for settlement of litigation                 -             -          1,115,023
Cash provided by (used for) changes in:
    Prepaid expenses                                         -             -             (2,400)
    Deposits                                                 -             -                  -
    Due to related parties                             579,890       630,670          3,813,470
    Accounts payable                                  (156,547)       12,105            393,325
    Accrued salaries, wages and payroll taxes           15,153        12,407          2,101,078
    Accrued consultant fees                                  -             -            123,866
    Accrued interest payable                           116,545       122,193          1,251,435
    Accrued expenses                                         -             -            783,332
                                                  ------------- -------------       ------------
      Net cash provided by (used in) operating
        activities                                     (51,758)            -         (4,715,226)
                                                  ------------- -------------       ------------

The accompanying notes to financial statements are an integral part of this statement.

                               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)
                              Consolidated Statements of Cash Flows (Continued)

                                                                              Cumulative for
                                                                              the period from
                                                   Year ended    Year ended   February 20, 1987
                                                  September 30, September 30,  (inception) to
                                                      2002          2001      September 30, 2002
                                                  ------------- ------------- -------------------
Cash flows from investing activities:
  Equipment acquisitions                   -                 -             -            (493,908)
  Proceeds from disposition of vehicles                      -             -              30,307
  Proceeds from sale of asset held for sale                  -             -              46,000
  Increase in asset held for sale                            -             -             (60,000)
  Advances to affiliate                                      -             -             (39,021)
                                                  ------------- -------------  ------------------
    Net cash (used in) operating activities                  -             -            (516,622)
                                                  ------------- ------------- -------------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                    -             -           2,156,683
  Advances from shareholders and others                      -             -           1,125,644
  Repayment of notes payable                                 -             -          (1,206,954)
  Organization costs                                         -             -              (2,544)
  Proceeds from issuance of common stock                51,758             -           2,947,161
  Additional paid-in capital                                 -             -             212,000
                                                  ------------- ------------- -------------------
Net cash provided by financing activities                    -             -           5,231,990
                                                  ------------- ------------- -------------------
    Net increase (decrease) in cash                          -             -                 142
Cash at beginning of period                                142           142                   -
                                                  ------------- ------------- ------------- -----
Cash at end of period                             $        142           142                 142
                                                  ============= ============= ===================

The accompanying notes to financial statements are an integral part of this statement.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001


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

Because the Company has remained in its development stage since inception, it has expended a substantial amount of funds to date. The Company had a stockholders' deficit of $8,430,529 at September 30, 2002,and $7,873,364 at September 30, 2001. The Company needs substantial additional capital to complete its development and to reach an operating stage.

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

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 786,160,233 for the year ended September 30, 2002, and 783,124,428 for the year ended September 30, 2001. The B warrants described in note 4 have been excluded from the computation because they are not dilutive.


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

During the year ended September 30, 2002, the amount due to related parties increased by $579,890 for a total of $3,813,470. The increase was from operating expenses paid by an officer/stockholder.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 3 - Notes Payable

Notes payable as of September 30, 2002 were as follows:

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


Note 4 - Common Stock

The Company issued 2,176,919 shares of common stock during fiscal 2002 and 2,582,727 shares during fiscal 2001, valued at $51,255 and $107,740, for consultant services rendered during such years.

As of September 30, 2002 the Company has outstanding Series B warrants that entitle the holder to purchase one share of common stock at $.20 per share on or at anytime before December 31, 2002. The Company has the right to redeem the Series B warrants upon 30 days written notice, at $.0002 per warrant, during the respective periods which the warrants are exercisable. At September 30, 2002, there were 12,471,800 shares reserved for that purpose.

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


Note 6 - General and Administrative Expenses

General and administrative expenses included interest expense of $121,990 for the year ended September 30, 2002 and $127,638 for the year ended September 30, 2001.


Note 7 - Commitments and Contingencies

The Company maintains its principal offices in Titusville, Florida. The lease is subject to seven one-year renewal periods at the discretion of the Company. Currently, the office space is leased on a month-to-month basis.

Total rental expense for the years ended September 30, 2002 was $28,679 and $26,114 for the year ended September 30, 2001.

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

24