Form 10KSB
period 2003-09-30
E PRIME AEROSPACE CORP
filed 2003-12-23
CIK 804152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2003
Commission File No.:        33-9472-D


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes_X_No__

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 30, 2003 (based on the average of the high and low bid quotations on that date) was $13,628,924.

As of September 30, 2003, the registrant has outstanding 825,995,392 shares of common stock and 12,471,800 "B" Stock Purchase Warrants.

Documents incorporated by reference: None

               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                        (A Development Stage Company)

                     Index to Annual Report on Form 10KSB

                                                                       Page
Part I                                                                 ----
    Item  1 - Business                                                    3

    Item  2 - Properties                                                  4

    Item  3 - Legal Proceedings                                           4

    Item  4 - Submission of Matters to a Vote of Security Holders         4

Part II
    Item  5 - Market for the Registrant's Common Equity and Related
              Stockholder Matters                                         5

    Item  6 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         6

    Item  7 - Financial Statements and Supplementary Data                 6

    Item  8 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                         6

Part III
    Item 9 -  Directors and Executive Officers                            7

    Item 10 - Executive Compensation                                      8

    Item 11 - Security Ownership of Certain Beneficial Owners
              and Management                                              9

    Item 12 - Certain Relationships and Related Transactions              9

Part IV
    Item 13 - Exhibits, Financial Statements, Schedules and
              Reports on Form 8-K                                        10

Certification                                                            12

Index to Financial Statements                                            14

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

EPAC has succeeded in evolving the technology of the Peacekeeper ICBM into a commercial launch vehicle. Based on developments completed through November, 2003, EPAC is now proceeding with finance and contract negotiations. While substantial additional capital is needed for the construction of commercial launch facilities, management is confident in achieving this financial objective. Although EPAC has met its vehicle objective, a time-frame for the Company to establish profitable operations cannot be determined at this time.

Over the past several years, other companies have developed a range of launch vehicles corresponding to the demand for commercial launch services. The Company currently considers its principal competitors to be Arianespace (Ariane), Lockheed Martin (Atlas, LLV), Boeing (Delta), Orbital Science (Taurus), China (Longmarch) and several Russian programs.

As of September 30, 2003, the company had 2 full time employees and 3 consultants.

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

                                 Quarter Ended
         ------------------------------------------------------------
           March 31         June 30      September 30     December 31
         ------------    ------------    ------------    ------------
  Year    High   Low      High   Low      High   Low      High   Low
  ----   -----  -----    -----  -----    -----  -----    -----  -----

2002     .0330  .0220    .0440  .0410    .0250  .0240    .0190  .0170
2003     .0220  .0190    .0300  .0220    .0180  .0150

The number of shareholders of the Company's common stock as of September 30, 2003 was 2,578.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and capital resources
As indicated herein, the Company has expended substantial funds in the development of its business over the past several years. Sources of capital during this time have included stock sales and advances from shareholders. As of September 30, 2003, the Company has a working capital deficit of $7,851,804.

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


Results of Operations
Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the year ended September 30, 2003, the Company has incurred an accumulated deficit of $19,844,609. Expenditures related to salaries and wages have been incurred principally in the development of the Company's launch technology systems.


Item 7. Financial Statements and Supplementary Data

The financial statements are filed as Item 14(a) of this Form 10KSB.


Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None

                                    Part III


Item 9.  Directors and Executive Officers

The directors and executive officers of the Company and certain information regarding them are as follows :

Name                  Age           Office
------------------    ---    ---------------------------------
B. G. Davis            71    President and Director

Betty S. Davis         64    Secretary, Treasurer and Director

Richard L. Elrod       69    Director


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


Item 10. Executive Compensation
                                                                Other
                                                                Compen-
Name                            Year     Salary $    Bonus $    sation
---------------------------  ---------  ---------  ---------  ---------
Salary Paid
-----------
B. G. Davis                     2003            0          0          0
  President                     2002            0          0          0


Betty Davis                     2003            0          0          0
  Secretary, Treasurer          2002            0          0          0


Salary Accrued
--------------
B. G. Davis                     2003      300,000          0          0
  President                     2002      300,000          0          0


Betty Davis                     2003      250,000          0          0
  Secretary, Treasurer          2002      250,000          0          0

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of the Company's common stock as of September 30, 2003: (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's common stock; (ii) each of the Company's directors; and (iii) by all directors and officers of the Company as a group.

                             Amount and Nature of
Name and Address of           Beneficial Owners      Percent of
 Beneficial Owner                  (Shares)             Class
--------------------------   --------------------    ----------
B. G. Davis                      476,400,000            57.68 %
President, Director
Titusville, Fl 32782

Richard Elrod                        950,000              .12 %
Director
Houston, TX 77269

All Directors and Officers       ___________            _______
As a Group                       477,350,000            57.80 %
                                 ===========            =======


Item 12. Certain Relationships and Related Transactions

During the five year period ended September 30, 2003, the president and principal stockholder and certain employees have made advances to the Company. The advances are noninterest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying consolidated balance sheet.

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


Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)    (1) Financial Statements:
              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10KSB

       (2) Financial Schedules:
              No financial schedules are filed as part of this Form 10KSB

       (3) Exhibits included herein:
              Articles of Incorporation*
              By-Laws*

(b)    Reports on Form 8-K:
              No report on form 8-K was filed during the year ended September 30, 2003.


*Incorporated by reference to the Exhibits to the Company's Registration Statement No. 33-9472-D, on Form S-18.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, E' Prime Aerospace Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                         E' PRIME AEROSPACE CORPORATION

s/B. G. Davis
By: B. G. Davis, President     Date: December 22,2003



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:



s/B. G. Davis
B. G. Davis, Director          Date: December 22,2003



s/Betty S. Davis
Betty S. Davis, Director       Date: December 22,2003

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

December 22, 2003

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

December 22, 2003

/s/ Betty S. Davis

Betty S. Davis
Chief Financial Officer

                  E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                           (A Development Stage Company)

                           Index to Financial Statements

                                                                  Page
                                                                  ----
Independent Auditors' Report                                        15

Financial Statements

      Consolidated Balance Sheet                                    16

      Consolidated Statements of Operations                         17

      Consolidated Statements of Stockholders' Deficit              18

      Consolidated Statements of Cash Flows                         19

Notes to Financial Statements                                       21

                        Independent Accountant's Report

To the Board of Directors
E'Prime Aerospace Corporation & Subsidiaries
Titusville, Florida

We have audited the accompanying consolidated balance sheet of E'Prime Aerospace Corporation & Subsidiaries (a development stage company) as of September 30, 2003, and the related consolidated statements of operations, stockholder's deficit and cash flows for the years ended September 30, 2003 and 2002, and for the cumulative development stage from February 20, 1987 (inception), to September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E'Prime Aerospace Corporation & Subsidiaries as of September 30, 2003 and September 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Charles R. Hunt, CPA, PA
Titusville, Florida
December 18, 2003

     E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
              (A Development Stage Company)
               Consolidated Balance Sheet
                   September 30, 2003

                           Assets

Current assets:
 Cash and cash equivalents                    $        142
                                                -----------
     Total current assets                              142
                                                -----------
Property and equipment
 Computer equipment and software                    34,014
 Office furniture and equipment                     57,432
 Machinery and equipment                           233,654
                                                -----------
                                                   325,100
   Less accumulated depreciation                   (90,394)
                                                -----------
     Property and equipment, net                   234,706
                                                -----------
     Total assets                             $    234,848
                                                ===========


          Liabilities and Stockholders' Deficit

Current liabilities:
 Notes payable                                $    342,425
 Due to related parties                          4,352,694
 Accounts payable                                  391,886
 Accrued salaries, wage and payroll taxes        2,114,498
 Accrued consultant fees                           123,866
 Accrued interest payable                          526,577
                                               ------------
     Total current liabilities                   7,851,946

Stockholders' deficit:
 Common stock, no par value, 900,000,000
   shares authorized: 825,995,392 issued and
   outstanding                                  12,015,511
 Additional paid-in capital                        212,000
 Deficit accumulated during the development
   period                                      (19,844,609)
                                               ------------
    Total stockholders' deficit                 (7,617,098)
                                               ------------
    Total liabilities and
      stockholders' deficit                    $   234,848
                                               ============

The accompanying notes to financial statements are an integral part of this statement.

              E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                       (A Development Stage Company)
                   Consolidated Statement of Operations

                                                             Cumulative for
                                                             the period from
                             Year ended      Year ended     February 20, 1987
                            September 30,   September 30,    (inception) to
                                2003            2002        September 30, 2003
                            -------------   -------------   ------------------
Revenue:
  Service revenue            $         -               -                5,000
                              -----------     -----------   ------------------
      Total revenue                    -               -                5,000
                              -----------     -----------   ------------------

Expenses:
  General and administrative     697,282         660,178           19,849,609
                              -----------     -----------   ------------------
      Total expenses             697,282         660,178           19,849,609
                              -----------     -----------   ------------------

      Net loss               $  (697,282)       (660,178)         (19,844,609)
                              ===========     ===========   ==================

Basic EPS:
  Net loss per common share  $   (0.0008)        (0.0008)
                              ===========     ===========

The accompanying notes to financial statements are an integral part of this statement.

                                     E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                              (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Deficit

                                                                Common stock - no par
                                                              -------------------------  Additional   Deficit accumulated
                                                                Number of      Common       paid-in    during development
                                                                  shares        stock       capital          period
                                                              ------------  -----------   ---------   -------------------
Balances at September 30, 2001                                 784,051,974  $10,401,783     212,000         (18,487,149)
Stock issued for services and stock purchases during 2002
$.018 per share                                                    400,000        7,200           -                   -
$.0200 per share                                                   636,750       12,735           -                   -
$.0210 per share                                                   171,429        3,600           -                   -
$.0230 per share                                                   248,478        5,715           -                   -
$.0240 per share                                                 1,250,000       30,000           -                   -
$.0250 per share                                                   300,000        7,500           -                   -
$.0290 per share                                                   318,103        9,225           -                   -
$.0300 per share                                                   614,768       18,443           -                   -
$.0310 per share                                                   149,516        4,635           -                   -
$.0350 per share                                                   113,143        3,960           -                   -
Net loss for year ended September 30, 2002                               -            -           -            (660,178)
                                                              ------------   ----------    --------         ------------
Balances at September 30, 2002                                 788,254,161  $10,504,796     212,000         (19,147,327)
Stock issued for services, debt and stock purchases during 2003
$.0127 per share                                                   157,993        2,000           -                   -
$.0140 per share                                                   357,143        5,000           -                   -
$.0170 per share                                                   294,118        5,000           -                   -
$.0190 per share                                                   263,158        5,000           -                   -
$.0200 per share                                                 1,352,250       27,044           -                   -
$.0220 per share                                                   136,364        3,000           -                   -
$.0250 per share                                                   108,000        2,700           -                   -
$.0260 per share                                                   192,308        5,000           -                   -
$.0290 per share                                                   103,449        3,000           -                   -
$.0300 per share                                                   117,734        3,532           -                   -
$.0330 per share                                                   388,114       12,808           -                   -
$.0340 per share                                                   285,525        9,708           -                   -
$.0420 per share                                                33,985,075    1,426,923           -                   -
Net loss for year ended September 30, 2003                               -            -           -            (697,282)
                                                              ------------   ----------    --------         ------------
Balances at September 30, 2003                                 825,995,392  $12,015,511     212,000         (19,844,609)
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

                               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)
                                    Consolidated Statements of Cash Flows

                                                                                 Cumulative for
                                                                                the period from
                                                   Year ended    Year ended    February 20, 1987
                                                  September 30, September 30,   (inception) to
                                                      2003          2002      September 30, 2003
                                                  ------------- ------------- ------------------
Cash flows from operating activities:
  Net loss                                          $ (697,282)     (660,178)       (19,844,609)
Adjustments to reconcile net loss to cash
 (used in) operating activities:
  Depreciation and amortization                          2,124         2,124            198,755
  Loss on disposition of vehicles and equipment              -             -             32,683
  Loss on sale of asset held for sale                        -             -             14,000
  Write-off of amount due from affiliate                     -             -             39,021
  Write off of accrued expenses                              -             -           (711,333)
  Write off of note payable                                  -             -            (35,000)
  Shares issued for services rendered                   18,245        51,255          3,307,143
  Shares issued for interest and finance fee                 -             -          2,028,070
  Shares issued for settlement of litigation                 -             -          1,115,023
Cash provided by (used for) changes in:
    Prepaid expenses                                     2,400             -                  -
    Deposits                                                 -             -                  -
    Due to related parties                             539,224       579,890          4,352,696
    Accounts payable                                    (1,439)     (156,547)           391,886
    Accrued salaries, wages and payroll taxes           13,421        15,153          2,114,499
    Accrued consultant fees                                  -             -            123,866
    Accrued interest payable                            57,760       116,545          1,309,195
    Accrued expenses                                         -             -            783,332
                                                  ------------- -------------       ------------
      Net cash provided by (used in) operating
        activities                                     (65,547)      (51,758)        (4,780,773)
                                                  ------------- -------------       ------------

The accompanying notes to financial statements are an integral part of this statement.

                               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)
                              Consolidated Statements of Cash Flows (Continued)

                                                                              Cumulative for
                                                                              the period from
                                                   Year ended    Year ended   February 20, 1987
                                                  September 30, September 30,  (inception) to
                                                      2003          2002      September 30, 2003
                                                  ------------- ------------- -------------------
Cash flows from investing activities:
  Equipment acquisitions                                     -             -            (493,908)
  Proceeds from disposition of vehicles                      -             -              30,307
  Proceeds from sale of asset held for sale                  -             -              46,000
  Increase in asset held for sale                            -             -             (60,000)
  Advances to affiliate                                      -             -             (39,021)
                                                  ------------- -------------  ------------------
    Net cash (used in) operating activities                  -             -            (516,622)
                                                  ------------- ------------- -------------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                    -             -           2,156,683
  Advances from shareholders and others                      -             -           1,125,644
  Repayment of notes payable                                 -             -          (1,206,954)
  Organization costs                                         -             -              (2,544)
  Proceeds from issuance of common stock                65,547        51,758           3,012,708
  Additional paid-in capital                                 -             -             212,000
                                                  ------------- ------------- -------------------
Net cash provided by financing activities               65,547        51,758           5,297,537
                                                  ------------- ------------- -------------------
    Net increase (decrease) in cash                          -             -                 142
Cash at beginning of period                                142           142                   -
                                                  ------------- ------------- ------------- -----
Cash at end of period                             $        142           142                 142
                                                  ============= ============= ===================

The accompanying notes to financial statements are an integral part of this statement.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                          September 30, 2003 and 2002


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

Because the Company has remained in its development stage since inception, it has expended a substantial amount of funds to date. The Company had a stockholders' deficit of $7,617,098 at September 30, 2003,and $8,430,529 at September 30, 2002. The Company needs substantial additional capital to complete its development and to reach an operating stage.

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

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 821,870,079 for the year ended September 30, 2003, and 786,160,233 for the year ended September 30, 2002. The B warrants described in note 4 have been excluded from the computation because they are not dilutive.


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

During the year ended September 30, 2003, the amount due to related parties increased by $539,224 for a total of $4,352,694. The increase was from operating expenses paid by an officer/stockholder.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 3 - Notes Payable

Notes payable as of September 30, 2003 were as follows:

Note payable at 30% interest,
  collateralized by fixed assets                  $  142,500

Unsecured note with no stated interest rate          101,528

Note payable at 15% interest,
  collateralized by fixed assets                      52,500

Other notes payable                                   45,897
                                                 ------------
Total notes payable                               $  342,425
                                                 ============

All notes payable are considered to be current in the accompanying balance sheet.


Note 4 - Common Stock

The Company issued 826,917 shares of common stock during fiscal 2003 and 2,176,919 shares during fiscal 2002, valued at $18,245 and $51,255, for consultant services rendered during such years. During the year ended September 30, 2003, 33,985,075 shares of common stock were issued to the Eckler Investor Group in settlement of a note and accrued interest payable in the amount of $1,426,922.

As of September 30, 2003 the Company has outstanding Series B warrants that entitle the holder to purchase one share of common stock at $.20 per share on or at anytime before December 31, 2003. The Company has the right to redeem the Series B warrants upon 30 days written notice, at $.0002 per warrant, during the respective periods which the warrants are exercisable. At September 30, 2003, there were 12,471,800 shares reserved for that purpose.

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


Note 6 - General and Administrative Expenses

General and administrative expenses included interest expense of $63,208 for the year ended September 30, 2003 and $121,990 for the year ended September 30, 2002.


Note 7 - Commitments and Contingencies

The Company maintains its principal offices in Titusville, Florida. The lease is subject to seven one-year renewal periods at the discretion of the Company. Currently, the office space is leased on a month-to-month basis.

Total rental expense for the years ended September 30, 2003 was $22,295 and $28,679 for the year ended September 30, 2002.


Note 8 - Supplemental Cash Flow Information

No payments for income taxes or interest expense were made during the years ended September 30, 2003 and September 30, 2002.

Non-cash transactions for the year ended September 30, 2003 included the issuance of 33,985,075 shares of common stock to the Eckler Investor Group in settlement of a note and accrued interest payable in the amount of $1,426,922.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 9 - Management Plans and Intentions

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