Form 10KSB/A
period 2003-09-30
E PRIME AEROSPACE CORP
filed 2004-01-16
CIK 804152

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

                                 321-269-0900
              (Registrant's telephone number, including area code)


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
                        (A Development Stage Company)

                     Index to Annual Report on Form 10KSB

                                                                       Page
Part I                                                                 ----
    Item  1 - Business                                                    3

    Item  2 - Properties                                                  4

    Item  3 - Legal Proceedings                                           4

    Item  4 - Submission of Matters to a Vote of Security Holders         4

Part II
    Item  5 - Market for the Registrant's Common Equity and Related
              Stockholder Matters                                         5

    Item  6 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         6

    Item  7 - Financial Statements and Supplementary Data                 6

    Item  8 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                         6

Part III
    Item 9 -  Directors and Executive Officers                            7

    Item 10 - Executive Compensation                                      8

    Item 11 - Security Ownership of Certain Beneficial Owners
              and Management                                              9

    Item 12 - Certain Relationships and Related Transactions              9

Part IV
    Item 13 - Exhibits, Financial Statements, Schedules and
              Reports on Form 8-K                                        10

Certifications                                                           12

Index to Financial Statements                                            15

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

Certification Pursuant to Section 302

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

Certification Pursuant to Section 302

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

December 22, 2003

/s/ Betty S. Davis

Betty S. Davis
Chief Financial Officer

Certification Pursuant to Section 906

In connection with the Annual Report of E'Prime Aerospace Corporation, a Colorado corporation (the "Company"), on form 10-K for the year ending September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), Bob G. Davis, President of the Company and Betty S. Davis, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:

(1) The report fully complies with the requirements of sectin 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Bob G. Davis

Bob G. Davis
President


/s/ Betty S. Davis

Betty S. Davis
Chief Financial Officer

January 16, 2004

                  E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                           (A Development Stage Company)

                           Index to Financial Statements

                                                                  Page
                                                                  ----
Independent Auditors' Report                                        16

Financial Statements

      Consolidated Balance Sheet                                    17

      Consolidated Statements of Operations                         18

      Consolidated Statements of Stockholders' Deficit              19

      Consolidated Statements of Cash Flows                         20

Notes to Financial Statements                                       22

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