Form 10KSB
period 2004-09-30
E PRIME AEROSPACE CORP
filed 2005-02-04
CIK 804152

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2004
Commission File No.:        33-9472-D


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes_X_No__

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 30, 2004 (based on the average of the high and low bid quotations on that date) was $7,848,856.

As of September 30, 2004, the registrant has outstanding 826,195,392 shares of common stock and 12,471,800 "B" Stock Purchase Warrants.

Documents incorporated by reference: None

               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                        (A Development Stage Company)

This annual report on form 10KSB for the year ending September 30, 2004 has not been reviewed and the financial statements have not been audited by the Company's Certified Public Accountant. A reviewed 10KSB with audited financial statements will be filed upon completion.

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

EPAC has succeeded in evolving the technology of the Peacekeeper ICBM into a commercial launch vehicle. Based on developments completed through November, 2004, EPAC is now proceeding with finance and contract negotiations. While substantial additional capital is needed for the construction of commercial launch facilities, management is confident in achieving this financial objective. Although EPAC has met its vehicle objective, a time-frame for the Company to establish profitable operations cannot be determined at this time.

Over the past several years, other companies have developed a range of launch vehicles corresponding to the demand for commercial launch services. The Company currently considers its principal competitors to be Arianespace (Ariane), Lockheed Martin (Atlas, LLV), Boeing (Delta), Orbital Science (Taurus), China (Longmarch) and several Russian programs.

As of September 30, 2004, the company had 2 full time employees and 3 consultants.

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

                                 Quarter Ended
         ------------------------------------------------------------
           March 31         June 30      September 30     December 31
         ------------    ------------    ------------    ------------
  Year    High   Low      High   Low      High   Low      High   Low
  ----   -----  -----    -----  -----    -----  -----    -----  -----

2003     .0220  .0190    .0300  .0220    .0180  .0150    .0150  .0120
2004     .0120  .0110    .0160  .0150    .0095  .0095

The number of shareholders of the Company's common stock as of September 30, 2004, was 2,797.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and capital resources
As indicated herein, the Company has expended substantial funds in the development of its business over the past several years. Sources of capital during this time have included stock sales and advances from shareholders. As of September 30, 2004, the Company has a working capital deficit of $8,536,679.

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


Results of Operations
Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the year ended September 30, 2004, the Company has incurred an accumulated deficit of $20,532,936. Expenditures related to salaries and wages have been incurred principally in the development of the Company's launch technology systems.


Item 7. Financial Statements and Supplementary Data

The financial statements are filed as Item 14(a) of this Form 10KSB.


Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None

                                    Part III


Item 9.  Directors and Executive Officers

The directors and executive officers of the Company and certain information regarding them are as follows :

Name                  Age           Office
------------------    ---    ---------------------------------
B. G. Davis            72    President and Director

Betty S. Davis         65    Secretary, Treasurer and Director

Richard L. Elrod       70    Director


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


Item 10. Executive Compensation
                                                                Other
                                                                Compen-
Name                            Year     Salary $    Bonus $    sation
---------------------------  ---------  ---------  ---------  ---------
Salary Paid
-----------
B. G. Davis                     2004            0          0          0
  President                     2003            0          0          0


Betty Davis                     2004            0          0          0
  Secretary, Treasurer          2003            0          0          0


Salary Accrued
--------------
B. G. Davis                     2004      300,000          0          0
  President                     2003      300,000          0          0


Betty Davis                     2004      250,000          0          0
  Secretary, Treasurer          2003      250,000          0          0

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of the Company's common stock as of September 30, 2004: (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's common stock; (ii) each of the Company's directors; and (iii) by all directors and officers of the Company as a group.

                             Amount and Nature of
Name and Address of           Beneficial Owners      Percent of
 Beneficial Owner                  (Shares)             Class
--------------------------   --------------------    ----------
B. G. Davis                      476,400,000            57.66 %
President, Director
Titusville, Fl 32782

Richard Elrod                        950,000              .11 %
Director
Houston, TX 77269

All Directors and Officers       ___________            _______
As a Group                       477,350,000            57.77 %
                                 ===========            =======


Item 12. Certain Relationships and Related Transactions

During the six year period ended September 30, 2004, the president and principal stockholder and certain employees have made advances to the Company. The advances are noninterest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying consolidated balance sheet.

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


Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)    (1) Financial Statements:
              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10KSB

       (2) Financial Schedules:
              No financial schedules are filed as part of this Form 10KSB

       (3) Exhibits included herein:
              Articles of Incorporation*
              By-Laws*

(b)    Reports on Form 8-K:
              No report on form 8-K was filed during the year ended September 30, 2004.


*Incorporated by reference to the Exhibits to the Company's Registration Statement No. 33-9472-D, on Form S-18.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, E' Prime Aerospace Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                         E' PRIME AEROSPACE CORPORATION

s/B. G. Davis
By: B. G. Davis, President     Date: February 4, 2005



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:



s/B. G. Davis
B. G. Davis, Director          Date: February 4, 2005



s/Betty S. Davis
Betty S. Davis, Director       Date: February 4, 2005

Certification Pursuant to Section 302

I, Bob G. Davis, certify that:

1. I have reviewed this annual report on Form 10-KSB of E'Prime Aerospace Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 4, 2005

/s/ Bob G. Davis

Bob G. Davis
President

Certification Pursuant to Section 302

I, Betty S. Davis, certify that:

1. I have reviewed this annual report on Form 10-KSB of E'Prime Aerospace Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 4, 2005

/s/ Betty S. Davis

Betty S. Davis
Chief Financial Officer

Certification Pursuant to Section 906

In connection with the Annual Report of E'Prime Aerospace Corporation, a Colorado corporation (the "Company"), on form 10-KSB for the year ending September 30, 2004, as filed with the Securities and Exchange Commission (the "Report"), Bob G. Davis, President of the Company and Betty S. Davis, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Bob G. Davis

Bob G. Davis
President


/s/ Betty S. Davis

Betty S. Davis
Chief Financial Officer

February 4, 2005

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

                        Independent Accountant's Report

To the Board of Directors
E'Prime Aerospace Corporation & Subsidiaries
Titusville, Florida












                                  Unaudited

     E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
              (A Development Stage Company)
          Consolidated Balance Sheet (unaudited)
                   September 30, 2004

                           Assets

Current assets:
 Cash and cash equivalents                    $        142
                                                -----------
     Total current assets                              142
                                                -----------
Property and equipment
 Computer equipment and software                    34,014
 Office furniture and equipment                     57,432
 Machinery and equipment                           233,654
                                                -----------
                                                   325,100
   Less accumulated depreciation                   (91,446)
                                                -----------
     Property and equipment, net                   233,654
                                                -----------
     Total assets                             $    233,796
                                                ===========


          Liabilities and Stockholders' Deficit

Current liabilities:
 Notes payable                                $    342,425
 Due to related parties                          4,984,538
 Accounts payable                                  372,077
 Accrued salaries, wage and payroll taxes        2,129,417
 Accrued consultant fees                           123,866
 Accrued interest payable                          584,498
                                               ------------
     Total current liabilities                   8,536,821

Stockholders' deficit:
 Common stock, no par value, 900,000,000
   shares authorized: 826,195,392 issued and
   outstanding                                  12,017,911
 Additional paid-in capital                        212,000
 Deficit accumulated during the development
   period                                      (20,532,936)
                                               ------------
    Total stockholders' deficit                 (8,303,025)
                                               ------------
    Total liabilities and
      stockholders' deficit                    $   233,796
                                               ============

The accompanying notes to financial statements are an integral part of this statement.

              E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                       (A Development Stage Company)
              Consolidated Statement of Operations (unaudited)

                                                             Cumulative for
                                                             the period from
                             Year ended      Year ended     February 20, 1987
                            September 30,   September 30,    (inception) to
                                2004            2003        September 30, 2004
                            -------------   -------------   ------------------
Revenue:
  Service revenue            $         -               -                5,000
                              -----------     -----------   ------------------
      Total revenue                    -               -                5,000
                              -----------     -----------   ------------------

Expenses:
  General and administrative     688,327         697,282           20,537,936
                              -----------     -----------   ------------------
      Total expenses             688,327         697,282           20,537,936
                              -----------     -----------   ------------------

      Net loss               $  (688,327)       (697,282)         (20,532,936)
                              ===========     ===========   ==================

Basic EPS:
  Net loss per common share  $   (0.0008)        (0.0008)
                              ===========     ===========

The accompanying notes to financial statements are an integral part of this statement.

                                     E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                              (A Development Stage Company)
                              Consolidated Statements of Stockholders' Deficit (unaudited)

                                                                Common stock - no par
                                                              -------------------------  Additional   Deficit accumulated
                                                                Number of      Common       paid-in    during development
                                                                  shares        stock       capital          period
                                                              ------------  -----------   ---------   -------------------
Balances at September 30, 2002                                 788,254,161  $10,504,796     212,000         (19,147,327)

Stock issued for services, debt and stock purchases during 2003
$.0127 per share                                                   157,993        2,000           -                   -
$.0140 per share                                                   357,143        5,000           -                   -
$.0170 per share                                                   294,118        5,000           -                   -
$.0190 per share                                                   263,158        5,000           -                   -
$.0200 per share                                                 1,352,250       27,044           -                   -
$.0220 per share                                                   136,364        3,000           -                   -
$.0250 per share                                                   108,000        2,700           -                   -
$.0260 per share                                                   192,308        5,000           -                   -
$.0290 per share                                                   103,449        3,000           -                   -
$.0300 per share                                                   117,734        3,532           -                   -
$.0330 per share                                                   388,114       12,808           -                   -
$.0340 per share                                                   285,525        9,708           -                   -
$.0420 per share                                                33,985,075    1,426,923           -                   -
Net loss for year ended September 30, 2003                               -            -           -            (697,282)
                                                              ------------   ----------    --------         ------------
Balances at September 30, 2003                                 825,995,392  $12,015,511     212,000         (19,844,609)

Stock issued for services during 2004
$.0120 per share                                                   200,000        2,400           -                   -
Net loss for year ended September 30, 2004                               -            -           -            (688,327)
                                                              ------------   ----------    --------         ------------
Balances at September 30, 2004                                 826,195,392  $12,017,911     212,000         (20,532,936)
                                                              ============   ==========    ========         ============

See accompanying notes to consolidated financial statements.

                               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)
                              Consolidated Statements of Cash Flows (unaudited)

                                                                                 Cumulative for
                                                                                the period from
                                                   Year ended    Year ended    February 20, 1987
                                                  September 30, September 30,   (inception) to
                                                      2004          2003      September 30, 2004
                                                  ------------- ------------- ------------------
Cash flows from operating activities:
  Net loss                                          $ (688,327)     (697,282)       (20,532,936)
Adjustments to reconcile net loss to cash
 (used in) operating activities:
  Depreciation and amortization                          1,052         2,124            199,807
  Loss on disposition of vehicles and equipment              -             -             32,683
  Loss on sale of asset held for sale                        -             -             14,000
  Write-off of amount due from affiliate                     -             -             39,021
  Write off of accrued expenses                              -             -           (711,333)
  Write off of note payable                                  -             -            (35,000)
  Shares issued for services rendered                    2,400        18,245          3,309,543
  Shares issued for interest and finance fee                 -             -          2,028,070
  Shares issued for settlement of litigation                 -             -          1,115,023
Cash provided by (used for) changes in:
    Prepaid expenses                                         -         2,400                  -
    Deposits                                                 -             -                  -
    Due to related parties                             631,844       539,224          4,984,540
    Accounts payable                                   (19,809)       (1,439)           372,077
    Accrued salaries, wages and payroll taxes           14,919        13,421          2,129,418
    Accrued consultant fees                                  -             -            123,866
    Accrued interest payable                            57,921        57,760          1,367,116
    Accrued expenses                                         -             -            783,332
                                                  ------------- -------------       ------------
      Net cash provided by (used in) operating
        activities                                           -       (65,547)        (4,780,773)
                                                  ------------- -------------       ------------

The accompanying notes to financial statements are an integral part of this statement.

                               E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)
                              Consolidated Statements of Cash Flows (Continued)

                                                                              Cumulative for
                                                                              the period from
                                                   Year ended    Year ended   February 20, 1987
                                                  September 30, September 30,  (inception) to
                                                      2004          2003      September 30, 2004
                                                  ------------- ------------- -------------------
Cash flows from investing activities:
  Equipment acquisitions                                     -             -            (493,908)
  Proceeds from disposition of vehicles                      -             -              30,307
  Proceeds from sale of asset held for sale                  -             -              46,000
  Increase in asset held for sale                            -             -             (60,000)
  Advances to affiliate                                      -             -             (39,021)
                                                  ------------- -------------  ------------------
    Net cash (used in) operating activities                  -             -            (516,622)
                                                  ------------- ------------- -------------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                    -             -           2,156,683
  Advances from shareholders and others                      -             -           1,125,644
  Repayment of notes payable                                 -             -          (1,206,954)
  Organization costs                                         -             -              (2,544)
  Proceeds from issuance of common stock                     -        65,547           3,012,708
  Additional paid-in capital                                 -             -             212,000
                                                  ------------- ------------- -------------------
Net cash provided by financing activities                    -        65,547           5,297,537
                                                  ------------- ------------- -------------------
    Net increase (decrease) in cash                          -             -                 142
Cash at beginning of period                                142           142                   -
                                                  ------------- ------------- ------------- -----
Cash at end of period                             $        142           142                 142
                                                  ============= ============= ===================

The accompanying notes to financial statements are an integral part of this statement.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (unaudited)
                          September 30, 2004 and 2003


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

Because the Company has remained in its development stage since inception, it has expended a substantial amount of funds to date. The Company had a stockholders' deficit of $8,303,025 at September 30, 2004,and $7,617,098 at September 30, 2003. The Company needs substantial additional capital to complete its development and to reach an operating stage.

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

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (unaudited)


Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 826,195,392 for the year ended September 30, 2004, and 821,870,079 for the year ended September 30, 2003. The B warrants described in note 4 have been excluded from the computation because they are not dilutive.


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

During the year ended September 30, 2004, the amount due to related parties increased by $631,844 for a total of $4,984,538. The increase was from operating expenses paid by an officer/stockholder.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (unaudited)


Note 3 - Notes Payable

Notes payable as of September 30, 2004 were as follows:

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


Note 4 - Common Stock

The Company issued 200,000 shares of common stock during fiscal 2004 and 826,917 shares during fiscal 2003, valued at $2,400 and $18,245, for consultant services rendered during such years.

As of September 30, 2004 the Company has outstanding Series B warrants that entitle the holder to purchase one share of common stock at $.20 per share on or at anytime before December 31, 2005. The Company has the right to redeem the Series B warrants upon 30 days written notice, at $.0002 per warrant, during the respective periods which the warrants are exercisable. At September 30, 2004, there were 12,471,800 shares reserved for that purpose.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (unaudited)


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


Note 6 - General and Administrative Expenses

General and administrative expenses included interest expense of $69,759 for the year ended September 30, 2004 and $63,208 for the year ended September 30, 2003.


Note 7 - Commitments and Contingencies

The Company maintains its principal offices in Titusville, Florida. The lease is subject to seven one-year renewal periods at the discretion of the Company. Currently, the office space is leased on a month-to-month basis.

Total rental expense for the years ended September 30, 2004 was $21,102 and $22,295 for the year ended September 30, 2003.


Note 8 - Supplemental Cash Flow Information

No payments for income taxes or interest expense were made during the years ended September 30, 2004 and September 30, 2003.

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (unaudited)


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