Form 10KSB/A
period 2003-09-30
E PRIME AEROSPACE CORP
filed 2005-03-22
CIK 804152

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

This annual report on form 10KSB for the year ending September 30, 2003 has not been reviewed and the financial statements have not been audited by the Company's Certified Public Accountant. A reviewed 10KSB with audited financial statements will be filed upon completion.

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

                        Independent Accountant's Report

To the Board of Directors
E'Prime Aerospace Corporation & Subsidiaries
Titusville, Florida











                                   Unaudited

     E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
              (A Development Stage Company)
         Consolidated Balance Sheet (unaudited)
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

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Consolidated Financial Statements (unaudited)
                          September 30, 2003 and 2002


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