Form 10QSB/A
period 2003-12-31
E PRIME AEROSPACE CORP
filed 2005-03-22
CIK 804152

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

This quarterly report on form 10QSB has not been reviewed by the Company's Certified Public Accountant. A reviewed 10QSB will be filed upon completion.

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

                E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                    Consolidated Balance Sheet (not reviewed)
                               December 31, 2003

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
                                               ============

      E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
               (A Development Stage Company)
   Consolidated Statements of Operations (not reviewed)

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
                               ===========

          E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                   (A Development Stage Company)
       Consolidated Statements of Cash Flows (not reviewed)

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
                                                  =============

       Notes to Consolidated Financial Statements (not reviewed)

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