Form 10QSB/A
period 2002-12-31
E PRIME AEROSPACE CORP
filed 2006-12-19
CIK 804152

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                                  FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2002

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to _______


Commission file number: 033-09472-D



                          E'PRIME AEROSPACE CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


              Colorado                                         59-2802081
----------------------------------------                ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


           2500 S. Washington
      Ave. Unit 34, Titusville, FL                                32780
----------------------------------------                ------------------------
(Address of principal executive offices)                        (Zip Code)


Issuer's telephone number: (321) 269 - 0900


                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Securities registered under Section 12(b) of the Exchange Act: None


Securities registered under Section 12(g) of the Exchange Act: Common Stock - No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X] No [_]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


The issuer had zero ($0.00) revenues for its most recent fiscal year.


As of December 31, 2002, the registrant has outstanding 822,611,986 shares of common stock and 12,471,800 "B" Stock Purchase Warrants.


                       DOCUMENTS INCORPORATED BY REFERENCE

Form 8K filed 8/25/06 to report the change of control of voting stock, the resignation of Directors and election of a new Chairman and Directors and Officers is incorporated by reference into Part II of this Quarterly Report on Form 10 QSB/A.



Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                    Index to Quarterly Report on Form 10QSB/A


                                                                            Page

PART I  FINANCIAL INFORMATION

Item 1  Unaudited Condensed Financial Statements

    Balance Sheet as of December 31, 2002 and December 31, 2001                4

    Income Statement for the three months ended December 31, 2002
    and December 31, 2001                                                      5

    Statement of Cash Flow for the three months ended
    December 31, 2002 and December 31, 2001                                    6

    Notes to unaudited condensed financial statements                          7

Item 2  Management discussion and analysis of Financial Condition
        and Results of Operations                                             10

Item 3  Controls and Procedures                                               10


PART II    OTHER INFORMATION

Item 1  Legal Proceedings                                                     11

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds.          11

Item 3  Defaults Upon Senior Securities                                       11

Item 4  Submission of Matters to a Vote of Security Holders                   11

Item 5  Other Information                                                     11

Item 6  Exhibits and Reports on Form 8-K                                      11


SIGNATURES                                                                    12

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated financial statements of E'Prime Aerospace Corporation and subsidiaries (collectively, the Company), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB/A for the year ended September, 30, 2003.


                          E'PRIME AEROSPACE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED CONDENSED BALANCE SHEET
                     FOR THE THREE MONTHS ENDED DECEMBER 31

                                                              Three Months        Three Months
                                                                Ended               Ended
                                                               12/31/02            12/31/01
                                                             -------------      ---------------
ASSETS
   Cash and cash equivalents                                 $         142 (a)  $           142
   Prepaid expenses                                                  2,400                2,400
   Properrty & Equip                                               236,299              238,423
                                                             -------------      ---------------
   Total Assets                                                    238,841              240,965

LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current Liabilities:
        Notes payable                                              342,425              986,728
        Accounts payable                                           393,211              564,161
        Judgement payable                                          138,541 (a)          137,161
        Accrued salaries and payroll taxes                       2,005,765 (b)        2,088,792
        Accrued interest                                           477,587            1,028,528
        Accrued rent                                                 9,000                    0
        Accrued officers' salaries                               3,055,898 (c)        2,505,580
        Accrued consulting fees                                    123,866              123,866
        Due to related parties                                     868,807              879,322
                                                             -------------      ---------------
             Total Current Liabilities                           7,415,102            8,314,138

   Stockholders' Deficit
   Common Stock                                                 11,939,713           10,413,213
   Additional paid-in capital                                      212,000              212,000
   Deficit accumulated during the development stage            (19,327,974)         (18,698,386)
                                                             -------------      ---------------
             Total Stockholders' Deficit                        (7,176,261)         (8,073,173)
                                                             -------------      ---------------
   Total Liabilities and Stockholders' Deficit               $     238,841              240,965
                                                             =============      ===============

--------------
   Notes to Balance Sheet

(a) Judgements payable includes reclasss of $137,161 prior year adjustment from Accrued salaries
(b) Accrued salaries includes reclasss of $137,161 prior year adjustment to Judgements payable
(c) Accrued officer salaries includes a reclass of $3,056,580 from Due to related parties

   The accompanying notes are an integral part of these financial statements.

                          E'PRIME AEROSPACE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED CONDENSED INCOME STATEMENT
                     FOR THE THREE MONTHS ENDED DECEMBER 31


                                                                                                 Cumulative for
                                                                                                 the period from
                                                        Three Months         Three Months       February 20, 1986
                                                            Ended                Ended           (inception) to
                                                          12/31/02             12/31/01         December 31, 2002
                                                    -----------------     ----------------     ------------------

   Service revenues                                 $               0     $              0     $            5,000
                                                    -----------------     ----------------     ------------------
   Total revenues                                   $               0     $              0     $            5,000

   Expenses
     Officers Salaries                                        137,500              137,500              4,807,686
     Depreciation                                                 531                  531                197,162
     Interest expense                                          10,145               10,145              1,790,917
     General and administrative                                32,471               63,063             11,961,826
     Write off of receivable from affiliate                         0                    0              1,495,523
                                                    -----------------     ----------------     ------------------
   Total expenses                                   $         180,647     $        211,239     $       20,253,114

       Net loss                                     $        (180,647)    $       (211,239)    $      (20,248,114)
                                                    =================     ================     ==================
   Basic earnings per share
     Net loss per common share                                (0.0002)
                                                    =================
     Weighted average shares outstanding                  813,749,978
                                                    =================









   The accompanying notes are an integral part of these financial statements.

                          E'PRIME AEROSPACE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31

                                                                                                        Cumulative for the
                                                                                                           period from
                                                                 Three Months        Three Months       February 20, 1986
                                                                     Ended               Ended            (inception) to
                                                                   12/31/02            12/31/01         December 31, 2002
                                                                 -------------      ---------------     ------------------
   Operating Activities
      Net loss                                                   $    (180,647)     $      (211,239)    $      (20,248,114)
      Adjustments to reconcile net loss to net cash
         (used) by operating activities:
      Depreciation and amortization                                        531                 531                 197,162
      Loss on disposition of vehicles and equipment                          0                   0                  32,683
      Loss on sale of asset held for sale                                    0                   0                  14,000
      Write-off of amount due from affiliate                                 0                   0               1,495,523
      Write-off of Accrued expenses                                          0                   0                 446,824
      Write-off of note payable                                              0                   0                 145,425
      Shares issued for services rendered                                7,995              11,431               3,122,562
      Shares issued for interest and finance fee                             0                   0               1,850,475
      Shares issued for settlement of litigation                             0                   0               1,115,023
      Changes in operating assets and liabilities:
      Prepaid expenses                                                       0                   0                       0
      Accrued salaries-officers                                        137,500             137,500               3,129,532
      Accounts payable                                                    (114)             14,289                  21,822
      Accrued salaries, wages and payroll taxes                            635 (a)           2,867               1,965,280
      Judgements payable                                                 1,373 (b)               0                 138,534
      Accrued interest payable                                           8,772              30,799                 288,547
      Accrued rent                                                       9,000                   0                 150,000
                                                                 -------------      ---------------     ------------------
      Net cash (used) by operating activities                          (14,954)             (13,822)             (6,134,721)

   Investing Activities
      Equipment acquisitions                                                 0                   0                (325,100)
      Proceeds from disposition of vehicles                                  0                   0                  30,307
      Proceeds from sale of asset held for sale                              0                   0                  46,000
                                                                 -------------      ---------------     ------------------
      Net cash (used) by investing activities                                0                   0                (248,793)

   Financing Activities
      Proceeds from issuance of notes payable                                0                   0               2,156,683
      Advances from shareholders and others                             14,956              13,822               1,754,519
      Repayment of notes payable                                             0                   0                 (79,277)
      Proceeds from issuance of common stock                                 0                   0               2,553,991
                                                                 -------------      ---------------     ------------------
      Net cash provided by financing activities                         14,956              13,822               6,385,916
      (Decrease) in cash                                                     0                   0                   2,400
      Cash at beginning of period                                          142                 142                     142
                                                                 -------------      ---------------     ------------------
      Cash at end of period                                      $           0      $          142      $            2,542

-----------------
   Notes to Cash Flow:

(a) Accrued Salaries is adjusted for $137,161 audit correction of prior year balance (see BS note c)
(b) Judgements payable is adjusted for $137,161 audit correction of prior year balance (see BS note b)
-----------------

   The accompanying notes are an integral part of these financial statements.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


Note 1 ORGANIZATION AND OPERATIONS

E'Prime Aerospace Corporation (the Company or EPAC) has been in the development stage since its incorporation in Florida on February 20, 1986. The Company is engaged in seeking to provide a reliable and comprehensive payload and satellite launching service to industry and government, both domestic and foreign.

On October 12, 1987, the Company was acquired by E'Prime  Aerospace  Corporation
(Colorado), formerly known as Bangor Investments, Inc., in a business combination accounted for as a reverse acquisition. Technically, E'Prime Aerospace Corporation (Colorado) (E'Prime - Colorado) issued 496,800,000 of its share for the Company. Prior to the combination, E'Prime - Colorado had 30,200,000 shares outstanding of which 17,700,000 shares had been issued to its organizer for $14,500 and 12,500,000 shares had been issued in a public offering. The proceeds of the public offering, net of cost of the offering, were $202,267. During the period, E'Prime - Colorado was in existence prior to the reverse acquisition, its only activity was to raise equity capital for the purpose of acquiring other entities and it had incurred a deficit of $15,631. Thus, at the date of the reverse acquisition, E'Prime - Colorado had net assets of $201,136. For accounting purposes, the reverse acquisition is reflected as if the Company issued its stock (30,200,000 shares) for net assets of E'Prime - Colorado. The net assets of E'Prime were not adjusted in connection with the reverse acquisition since they were monetary in nature and principally consisted of a loan to the Company.

On July 1, 1992, the Company formed E'Prime Aerospace Corporation of Delaware a non-operating subsidiary.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financials include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.


Note 2 Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred tax assets resulting principally from operating losses have not been recognized.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


Loss Per Share

Basic and diluted net loss per common shares has been calculated based upon the weighted average number of common shares outstanding.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Common Stock issued for Services or Payment of Debt

Common stock issued for services or in payment of debt is recorded at the estimated value of the stock at the dates of issuance based upon reported market prices or the value of the services.

Recent Accounting Pronouncements

The adoption of recent accounting pronouncements by the Company did not have an impact on its consolidated results of operations, financial position or cash flows.

Additional Notes to Consolidated Financial Statements are essentially the same as those stated in the Company's 10KSB for the year ended September 30, 2002.

During the period the company issued 33,985,075 shares to retire debt and accrued interest in the amount of $1,426,922. Subsequently, an additional 362,060 shares were issued as payment for professional services rendered to the company.


PRIOR PERIOD ADJUSTMENTS:

The accompanying financial statement for the quarter ended December 31, 2002 has been restated to (1) correct an understatement of rent expense due to an error in the computation of annual rental expense and (2) correct for an overstatement of operating expenses that were no longer required to be shown as liabilities. Earnings per share was not effected by the understatement of rent for this year nor the previous five years.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

The effect of prior period accounting errors relating to under and over accrual of expenses resulted in the following net changes as of December 31, 2002:

                                                                Three Months
                                                                    Ended           Three Months
                                                                  12/31/02             Encded
                                                                as previously         12/31/02
                                                                  reported           as restated          (incr)/decr
                                                             -------------------   ----------------      --------------
   Balance Sheet
   ASSETS
   Cash and cash equivalents                                 $               142   $            142 (a)  $            0
   Prepaid expenses                                                        2,400              2,400                   0
   Properrty & Equip                                                     236,299            236,299                   0
                                                             -------------------   ----------------      --------------
   Total Assets                                              $           238,841   $        238,841      $            0

   LIAB & STKHLDS DEFICIT
   Current Liabilities:
        Notes payable                                                    342,425            342,425                   0
        Accounts payable                                                 393,211            393,211                   0
        Judgement payable                                                                   138,541 (b)         138,541
        Accrued salaries and payroll taxes                             2,104,444          2,005,765 (c)        (98,679)
        Accrued interest                                                 483,374            477,587             (5,787)
        Accrued rent                                                                          9,000               9,000
        Accrued officers' salaries                                                        3,055,898           3,055,898
        Accrued consulting fees                                          123,866            123,866                   0
        Due to related parties                                         3,965,930            868,807         (3,097,123)
                                                             -------------------   ----------------      --------------
             Total Current Liabilities                       $         7,413,250   $      7,415,102      $        1,852

   Stockholders' Deficit
   Common Stock                                                       11,939,713         11,939,713                   0
   Additional paid-in capital                                            212,000            212,000                   0
   Deficit accumulated during the development stage                  (19,326,122)       (19,327,974)             (1,852)
                                                             -------------------   ----------------      --------------
             Total Stockholders' Deficit                     $        (7,174,409)  $     (7,176,261)     $       (1,852)
                                                             -------------------   ----------------      --------------
   Total Liabilities and Stockholders' Deficit               $           238,841   $        238,841      $            0

   Notes to Balance Sheet

(a) Judgements payable includes reclasss of $137,161 prior year adjustment from Accrued salaries
(b) Accrued salaries includes reclasss of $137,161 prior year adjustment to Judgements payable
(c) Accrued officer salaries includes a reclass of $3,056,580 from Due to related parties

Statement of Operations
Service revenues                                           $                 0  $                 0     $            0
                                                           -------------------  -------------------     --------------
Total revenues                                             $                 0  $                 0     $            0

   Expenses
     Officers Salaries                                                 137,500              137,500                  0
     Depreciation                                                          531                  531                  0
     Interest expense                                                   10,145               10,145                  0
     General and administrative                                         30,619               32,471             (1,852)
     Write off of receivable from affiliate                                                       0                  0
                                                           -------------------  -------------------     --------------
   Total expenses                                          $           178,795              180,647             (1,852)

       Net loss                                            $          (178,795)            (180,647)            (1,852)

Item 2. Management's Discussion and Analysis.

Liquidity and Capital Resources

     Over the past several years, the Company has expended substantial funds in the development of its business. Sources of capital during this time have included stock sales, advances from shareholders and short term funding. As of December 31, 2002, the Company has a working capital deficit of $7,176,261.

     In order to complete its development and reach full operational capability and, in order to satisfy existing liabilities, the Company will need to obtain substantial additional capital. Management is currently engaged in negotiations to secure the necessary funds to complete implementation of its launch technology, repay existing liabilities and fund facility construction.

Results of Operations

     Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the quarter ended December 31, 2002, the Company has incurred an accumulated deficit of $19,327,974.


Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer, our CEO, and Chief Financial Officer, our CFO, evaluated the effectiveness of our disclosure controls and procedures as defined by Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act as of December 31, 2002. Based on its evaluation, our CEO and CFO concluded that, as of December 31, 2002, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission's rules and forms. On August 21, 2006, Doug Oldham was appointed Chairman, President and Chief Executive Officer of E'Prime Aerospace Corporation while Jean Oldham was appointed as Director and interim Secretary. Effective August 21, 2006, Bob Davis, then-Chairman , Chief Executive Officer and President, while remaining as a Director,resigned as Chairman, CEO and President, Betty Davis resigned as Director, Secretary and Treasurer and Richard Elrod resigned as Director. As a result, our new Board of Directors appointed Leslie Shealey as Acting Chief Financial Officer and principal accounting officer for purposes of evaluating our disclosure controls and procedures, as described above, and for signing the Section 302 and 906 certifications included with this Quarterly Report on Form 10-QSB. Changes in Internal Controls No change in our internal controls over financial reporting (as defined in Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

     The Company has been subject to legal proceedings and claims that have arisen in the ordinary course of business. While these claims have not and are not expected to have a material effect on the financial position of the Company, several of the claims from vendors have resulted in judgements against the company. As of December 31, 2002 these judgements total $138,549


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None


Item 3. Defaults Upon Senior Securities

     None


Item 4. Submission of Matters to a Vote of Security Holders.

     None


Item 5. Other Information.

     None


Item 6. Exhibits and Reports on Form 8-K.

     Certificate of Incorporation. Filed in the Company's Registration Statement on Form S-18 (File No. 33-9472-D) and incorporated herein by reference.

     Restated By-laws of the Company. Filed in the Company's Registration Statement on Form S-18 (File No. 33-9472-D ) and incorporated herein by reference.

(a)  Exhibits included herein:

31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   E'Prime Aerospace Corporation (Registrant)


         By: /s/ James D Oldham III
             ------------------------------------------
                 James D Oldham III
                 Chief Executive Officer and President

       Date: December 12, 2006


         By: /s/ Leslie Shealey
             ------------------------------------------
                 Leslie Shealey
                 Chief Financial Officer

       Date: December 12, 2006