Form 10QSB/A
period 2003-03-31
E PRIME AEROSPACE CORP
filed 2006-12-19
CIK 804152

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                                  FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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


As of March 31, 2003, the registrant has outstanding 824,062,990 shares of common stock and 12,471,800 "B" Stock Purchase Warrants.


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



Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                    Index to Quarterly Report on Form 10QSB/A


                                                                            Page

PART I  FINANCIAL INFORMATION

Item 1  Unaudited Condensed Financial Statements

    Balance Sheet as of March 31, 2003 and March 31, 2002                      4

    Income Statement for the three and six months ended March 31, 2003
    and March 31, 2002                                                         5

    Statement of Cash Flow for the six months ended March 31, 2003
    and March 31, 2002                                                         6

    Notes to unaudited condensed financial statements                          7

Item 2  Management discussion and analysis of Financial Condition
        and Results of Operations                                             10

Item 3  Controls and Procedures                                               10


PART II    OTHER INFORMATION

Item 1  Legal Proceedings                                                     11

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds.          11

Item 3  Defaults Upon Senior Securities                                       11

Item 4  Submission of Matters to a Vote of Security Holders                   11

Item 5  Other Information                                                     11

Item 6  Exhibits and Reports on Form 8-K                                      11


SIGNATURES      `                                                             12

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

                          E'PRIME AEROSPACE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED CONDENSED BALANCE SHEET
                        FOR THE SIX MONTHS ENDED MARCH 31

                                                                 Six Months        Six Months
                                                                   Ended             Ended
                                                                  3/31/03           3/31/02
                                                             -------------      ---------------
ASSETS
   Cash and cash equivalents                                 $         142 (a)  $           142
   Prepaid expenses                                                  2,400                2,400
   Properrty & Equip                                               235,768              237,892
                                                             -------------      ---------------
   Total Assets                                              $     238,310      $       240,434

LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current Liabilities:
        Notes payable (Note 4)                                     342,425              986,728
        Accounts payable                                           394,529              388,908
        Judgement payable                                          139,883 (b)          137,161
        Accrued salaries and payroll taxes                       2,006,399 (c)        2,094,360
        Accrued interest                                           486,167            1,058,657
        Accrued rent                                                18,000                    0
        Accrued officers' salaries                               3,193,398            2,644,080
        Accrued consulting fees                                    123,866              123,866
        Due to related parties                                     869,734              876,652
                                                             -------------      ---------------
             Total Current Liabilities                       $   7,574,404      $     8,310,412

   Commitments and contingencies (Note 7)

   Stockholders' Deficit
   Common Stock                                                 11,954,548          10,457,683
   Additional paid-in capital                                      212,000             212,000
   Deficit accumulated during the development stage            (19,502,643)        (18,739,661)
                                                             -------------      --------------
             Total Stockholders' Deficit                        (7,336,095)         (8,069,978)
                                                             -------------      --------------
   Total Liabilities and Stockholders' Deficit               $     238,310      $      240,434
                                                             =============      ==============

--------------
   Notes to Balance Sheet

(a)  Cash is adjusted for $142 audit correction of prior year balance.
(b) Judgements payable includes reclasss of $137,161 prior year adjustment from Accrued salaries.
(c) Accrued salaries includes reclasss of $137,161 prior year adjustment to Judgements payable.
--------------

   The accompanying notes are an integral part of these financial statements.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENT
                       FOR THE SIX MONTHS ENDED MARCH 31

                                                                                                          Cumulative for the
                                                                                                             period from
                                      Three Months    Three Months      Six Months       Six Months       February 20, 1986
                                         Ended            Ended           Ended            Ended            (inception) to
                                        3/31/03          3/31/02         3/31/03          3/31/02           March 31, 2003
                                    ---------------  --------------  ---------------  ---------------    -------------------

Service revenues                    $             0  $            0  $             0  $             0    $             5,000
                                    ---------------  --------------  ---------------  ---------------    -------------------
Total revenues                      $             0  $            0  $             0  $             0    $             5,000

Expenses
  Officers Salaries                         137,500         137,500          275,000          275,000              4,945,186
  Depreciation                                  531             531            1,062            1,062                197,693
  Interest expense                            9,923         (84,691)          20,068          (74,546)             1,800,840
  General and administrative                 26,714         (12,065)          59,185           50,998             11,988,540
  Write off of receivable from
    affiliate                                     0               0                0                0              1,495,523
                                    ---------------  --------------  ---------------  ---------------    -------------------
Total expenses                      $       174,669  $       41,275  $       355,316  $       252,514    $        20,427,783
                                    ---------------  --------------  ---------------  ---------------    -------------------
    Net loss                        $     (174,669)  $     (41,275)  $     (355,316)  $     (252,514)    $      (20,422,783)
                                    ===============  ==============  ===============  ===============    ===================

Basic earnings per share

  Net loss per common share                 (0.0002)                        (0.0004)
                                    ===============                  ===============
  Weighted average shares
     outstanding                        818,533,434                      818,533,434
                                    ===============                  ===============



   The accompanying notes are an integral part of these financial statements.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED MARCH 31

                                                                                                  Cumulative for the
                                                                                                     period from
                                                               Six Months       Six Months        February 20, 1986
                                                                 Ended            Ended             (inception) to
                                                                3/31/03          3/31/02            March 31, 2003
                                                            --------------      -------------     -------------------
Operating Activities
   Net loss                                                  $    (355,316)     $    (252,514)    $      (20,422,783)
   Adjustments to reconcile net loss to net cash
      (used) by operating activities:
   Depreciation and amortization                                     1,062              1,062                197,693
   Loss on disposition of vehicles and equipment                         0                  0                 32,683
   Loss on sale of asset held for sale                                   0                  0                 14,000
   Write-off of amount due from affiliate                                0                  0              1,495,523
   Write-off of Accrued expenses                                         0                  0                446,824
   Write-off of note payable                                             0                  0                145,425
   Shares issued for services rendered                              10,830             55,901              3,125,397
   Shares issued for interest and finance fee                            0                  0              1,850,475
   Shares issued for settlement of litigation                            0                  0              1,115,023
   Changes in operating assets and liabilities:
   Prepaid expenses                                                      0                  0                      0
   Accrued salaries-officers                                       275,000            275,000              3,267,032
   Accounts payable                                                  1,204           (160,964)                23,140
   Accrued salaries, wages and payroll taxes                         1,268 (a)          8,435              1,965,913
   Judgements payable                                                2,715 (b)              0                139,876
   Accrued interest payable                                         17,353             60,929                297,128
   Accrued rent                                                     18,000                  0                159,000
                                                            --------------      -------------     ------------------
   Net cash (used) by operating activities                         (27,884)           (12,151)            (6,147,651)

Investing Activities
   Equipment acquisitions                                                0                  0               (325,100)
   Proceeds from disposition of vehicles                                 0                  0                 30,307
   Proceeds from sale of asset held for sale                             0                  0                 46,000
                                                            --------------      -------------     ------------------
   Net cash (used) by investing activities                               0                  0               (248,793)

Financing Activities
   Proceeds from issuance of notes payable                               0                  0              2,156,683
   Advances from shareholders and others                            27,884             12,151              1,767,447
   Repayment of notes payable                                            0                  0                (79,277)
   Proceeds from issuance of common stock                                0                  0              2,553,991
                                                            --------------      -------------     ------------------
   Net cash provided by financing activities                        27,884             12,151              6,398,844
   (Decrease) in cash                                                  (0)                  0                  2,400
   Cash at beginning of period                                         142 (c)            142                    142
                                                            --------------      -------------     ------------------
   Cash at end of period                                    $          142      $         142     $            2,542

--------------
   Notes to Cash Flow

(a) Accrued Salaries is adjusted for $137,161 audit correction of prior year balance (see BS note c).
(b) Judgements payable is adjusted for $137,161 audit correction of prior year balance (see BS note b).
(c) Beginning cash is adjusted for $142 audit correction of prior year balance (see BS note a).
--------------

   The accompanying notes are an integral part of these financial statements.

                         E'PRIME AEROSPACE CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)
                         NOTES TO FINANCIAL STATEMENTS


Note 1. ORGANIZATION AND OPERATIONS

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


Note 2. Income Taxes

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

                         E'PRIME AEROSPACE CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)
                         NOTES TO FINANCIAL STATEMENTS

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

During the period the company issued 128,385 shares as payment for professional services rendered to the company.


PRIOR PERIOD ADJUSTMENTS:

The accompanying financial statement for the quarter ended March 30, 2003 has been restated to (1) correct an understatement of rent expense due to an error in the computation of annual rental expense and (2) correct for an overstatement of operating expenses that were no longer required to be shown as liabilities.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED March 31, 2003


The effect of prior period accounting errors relating to under and over accrual of expenses resulted in the following net changes as of March 30, 2003:

                                                              Three Months         Three Months
                                                                 Ended                Ended
                                                                3/31/03              3/31/03
                                                             as previously         as restated         (incr)/decr
                                                           -------------------  -------------------     --------------
                                                                reported
Balance Sheet
ASSETS
Cash and cash equivalents                                  $               142  $               142 (a) $            0
Prepaid expenses                                                         2,400                2,400                  0
Properrty & Equip                                                      235,768              235,768                  0
                                                           -------------------  -------------------     --------------
Total Assets                                               $           238,310  $           238,310     $            0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Notes payable                                                     342,425              342,425                  0
     Accounts payable                                                  394,529              394,529                  0
     Judgement payable                                                                      139,883 (b)        139,883
     Accrued salaries and payroll taxes                              2,107,780            2,006,399 (c)       (101,381)
     Accrued interest                                                  497,617              486,167            (11,450)
     Accrued rent                                                                            18,000             18,000
     Accrued officers' salaries                                                           3,193,398          3,193,398
     Accrued consulting fees                                           123,866              123,866                  0
     Due to related parties                                          4,104,357              869,734         (3,234,623)
                                                           -------------------  -------------------     --------------
          Total Current Liabilities                        $         7,570,574  $        7,574,404      $       3,830


Stockholders' Deficit
Common Stock                                                        11,954,548           11,954,548                  0
Additional paid-in capital                                             212,000              212,000                  0
Deficit accumulated during the development stage                   (19,498,812)         (19,502,643)            (3,831)
                                                           -------------------  -------------------     --------------
          Total Stockholders' Deficit                      $        (7,332,264) $        (7,336,095)    $       (3,831)

Total Liabilities and Stockholders' Deficit                $          238,310   $          238,310      $         (0)

--------------
   Notes to Balance Sheet

(a)  Cash is adjusted for $142 audit correction of prior year balance.
(b) Judgements payable includes reclasss of $137,161 prior year adjustment from Accrued salaries.
(c) Accrued salaries includes reclasss of $137,161 prior year adjustment to Judgements payable.
--------------

Statement of Operations
Service revenues                                           $                 0  $                 0     $            0
                                                           -------------------  -------------------     --------------
Total revenues                                             $                 0  $                 0     $            0

Expenses
  Officers Salaries                                                    137,500              137,500                  0
  Depreciation                                                             531                  531                  0
  Interest expense                                                       9,923                9,923                  0
  General and administrative                                            24,736               26,714             (1,978)
  Write off of receivable from affiliate                                                         0                   0
                                                           -------------------  -------------------     --------------
Total expenses                                             $           172,690  $           174,669     $       (1,979)

    Net loss                                               $          (172,690) $          (174,669)    $       (1,979)

Item 2. Management's Discussion and Analysis.

Liquidity and Capital Resources

     Over the past several years, the Company has expended substantial funds in the development of its business. Sources of capital during this time have included stock sales, advances from shareholders and short term funding. As of March 31, 2003, the Company has a working capital deficit of $7,336,094.

     In order to complete its development and reach full operational capability and, in order to satisfy existing liabilities, the Company will need to obtain substantial additional capital. Management is currently engaged in negotiations to secure the necessary funds to complete implementation of its launch technology, repay existing liabilities and fund facility construction.

Results of Operations

     Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the quarter ended March 31, 2003, the Company has incurred an accumulated deficit of $19,502,643.


Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer, our CEO, and Chief Financial Officer, our CFO, evaluated the effectiveness of our disclosure controls and procedures as defined by Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act as of March 31, 2003. Based on its evaluation, our CEO and CFO concluded that, as of March 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission's rules and forms. On August 21, 2006, Doug Oldham was appointed Chairman, President and Chief Executive Officer of E'Prime Aerospace Corporation while Jean Oldham was appointed as Director and interim Secretary. Effective August 21, 2006, Bob Davis, then-Chairman , Chief Executive Officer and President, while remaining as a Director,resigned as Chairman, CEO and President, Betty Davis resigned as Director, Secretary and Treasurer and Richard Elrod resigned as Director. As a result, our new Board of Directors appointed Leslie Shealey as Acting Chief Financial Officer and principal accounting officer for purposes of evaluating our disclosure controls and procedures, as described above, and for signing the Section 302 and 906 certifications included with this Quarterly Report on Form 10-QSB. Changes in Internal Controls No change in our internal controls over financial reporting (as defined in Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

     The Company has been subject to legal proceedings and claims that have arisen in the ordinary course of business. While these claims have not and are not expected to have a material effect on the financial position of the Company, several of the claims from vendors have resulted in judgements against the company. As of December 31, 2002 these judgements total $139,891


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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