Form 10QSB/A
period 2003-06-30
E PRIME AEROSPACE CORP
filed 2006-12-19
CIK 804152

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                                  FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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



Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                    Index to Quarterly Report on Form 10QSB/A


                                                                            Page

PART I  FINANCIAL INFORMATION

Item 1  Unaudited Condensed Financial Statements

    Balance Sheet as of June 30, 2003 and June 30, 2002                        4

    Income Statement for the three and nine months ended June
    30, 2003 and June 30, 2002                                                 5

    Statement of Cash Flow for the nine months ended June 30,
    2003 and June 30, 2002                                                     6

    Notes to unaudited condensed financial statements                          7

Item 2  Management discussion and analysis of Financial Condition
        and Results of Operations                                             10

Item 3  Controls and Procedures                                               10


PART II    OTHER INFORMATION

Item 1  Legal Proceedings                                                     11

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds.          11

Item 3  Defaults Upon Senior Securities                                       11

Item 4  Submission of Matters to a Vote of Security Holders                   11

Item 5  Other Information                                                     11

Item 6  Exhibits and Reports on Form 8-K                                      11


SIGNATURES      `                                                             12

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

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                       FOR THE NINE MONTHS ENDED JUNE 30

                                                             Nine Months        Nine Months
                                                                Ended              Ended
                                                               6/30/03            6/30/02
                                                             -------------      ---------------
ASSETS
Cash and cash equivalents                                    $         142 (a)  $           142
Prepaid expenses                                                     2,400                2,400
Properrty & Equip                                                  235,237              237,361
                                                             -------------      ---------------
Total Assets                                                 $     237,779      $       239,903

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Notes payable (Note 4)                                        342,426              986,728
     Accounts payable                                              392,723              389,681
     Judgement payable                                             141,241 (b)          137,161
     Accrued salaries and payroll taxes                          2,007,033 (c)        2,097,711
     Accrued interest                                              494,844            1,089,123
     Accrued rent                                                   27,000                    0
     Accrued officers' salaries                                  3,330,898            2,781,580
     Accrued consulting fees                                       123,866              123,866
     Due to related parties                                        851,074              891,855
                                                             -------------      ---------------
          Total Current Liabilities                          $   7,711,106      $     8,497,705

Commitments and contingencies (Note 7)

Stockholders' Deficit
Common Stock                                                    11,994,479           10,477,758
Additional paid-in capital                                         212,000              212,000
Deficit accumulated during the development stage               (19,679,806)         (18,947,560)
                                                             -------------      ---------------
          Total Stockholders' Deficit                        $  (7,473,327)     $    (8,257,802)
                                                             -------------      ---------------
Total Liabilities and Stockholders' Deficit                  $     237,779      $      239,903
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

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENT
                       FOR THE NINE MONTHS ENDED JUNE 30

                                                                                                     Cumulative for
                                                                                                           the
                                                                                                       period from
                                      Three Months     Three Months    Nine Months    Nine Months   February 20, 1986
                                          Ended            Ended          Ended          Ended       (inception) to
                                         6/30/03          6/30/02        6/30/03        6/30/02       June 30, 2003
                                     ----------------  --------------  -----------  ------------    ----------------

Service revenues                     $              0  $            0  $         0  $          0    $          5,000
                                     ----------------  --------------  -----------  ------------    ----------------
Total revenues                       $              0  $            0  $         0  $          0    $          5,000

Expenses
  Officers Salaries                           137,500         137,500      412,500       412,500           5,082,686
  Depreciation                                    531             531        1,593         1,593             198,224
  Interest expense                             10,034          10,034       30,102       (64,512)          1,810,874
  General and administrative                   29,098          59,833       88,283       110,831          12,017,638
  Write off of receivable from
affiliate                                           0               0            0             0           1,495,523
                                     ----------------  --------------  -----------  ------------    ----------------
Total expenses                       $        177,163  $      207,898  $   532,478  $    460,412    $     20,604,945

    Net loss                         $       (177,163) $     (207,898) $  (532,478) $   (460,413)   $    (20,599,945)

Basic earnings per share
  Net loss per common share                   (0.0002)                     (0.0006)

  Weighted average shares
outstanding                               820,496,310                   820,496,310



   The accompanying notes are an integral part of these financial statements.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JUNE 30

                                                                                  Cumulative for the
                                                                                     period from
                                               Nine Months       Nine Months      February 20, 1986
                                                  Ended             Ended           (inception) to
                                                 6/30/03           6/30/02          June 30, 2003
                                               ------------      -------------    -------------------
Operating Activities
   Net loss                                    $   (532,478)     $    (460,413)   $       (20,599,945)
   Adjustments to reconcile net loss to net
cash
      (used) by operating activities:
   Depreciation and amortization                      1,593              1,593                198,224
   Loss on disposition of vehicles and
equipment                                                 0                  0                 32,683
   Loss on sale of asset held for sale                    0                  0                 14,000
   Write-off of amount due from affiliate                 0                  0              1,495,523
   Write-off of Accrued expenses                          0                  0                446,824
   Write-off of note payable                              0                  0                145,425
   Shares issued for services rendered               18,245             75,976              3,132,812
   Shares issued for interest and finance fee             0                  0              1,850,475
   Shares issued for settlement of litigation             0                  0              1,115,023
   Changes in operating assets and
liabilities:
   Prepaid expenses                                       0                  0                      0
   Accrued salaries-officers                        412,500            412,500              3,404,532
   Accounts payable                                    (602)          (160,191)                21,334
   Accrued salaries, wages and payroll taxes          1,902 (a)         11,786              1,966,547
   Judgements payable                                 4,073 (b)              0                141,234
   Accrued interest payable                          26,029             91,395                305,804
   Accrued rent                                      27,000                  0                168,000
                                               ------------      -------------    -------------------
   Net cash (used) by operating activities     $    (41,739)     $     (27,354)   $        (6,161,506)

Investing Activities
   Equipment acquisitions                                 0                  0               (325,100)
   Proceeds from disposition of vehicles                  0                  0                 30,307
   Proceeds from sale of asset held for sale              0                  0                 46,000
                                               ------------      -------------    -------------------
   Net cash (used) by investing activities     $          0      $           0    $          (248,793)

Financing Activities
   Proceeds from issuance of notes payable                0                  0              2,156,683
   Advances from shareholders and others             41,739             27,354              1,781,302
   Repayment of notes payable                             0                  0                (79,277)
   Proceeds from issuance of common stock                 0                  0              2,553,991
                                               ------------      -------------    -------------------
   Net cash provided by financing activities  $      41,739      $      27,354    $         6,412,699
   (Decrease) in cash                                     0                  0                  2,400
   Cash at beginning of period                          142 (c)            142                    142
                                               ------------      -------------    -------------------
   Cash at end of period                      $         142      $         142    $             2,542

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

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003


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

During the period the company issued 335,794 shares as payment for professional services rendered to the company.

PRIOR PERIOD ADJUSTMENTS:

The accompanying financial statement for the quarter ended June 30, 2003 has been restated to (1) correct an understatement of rent expense due to an error in the computation of annual rental expense and (2) correct for an overstatement of operating expenses that were no longer required to be shown as liabilities.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003


The effect of prior period accounting errors relating to under and over accrual of expenses resulted in the following net changes as of June 30, 2003:


                                                              Three Months         Three Months
                                                                 Ended                Ended
                                                                6/30/03              6/30/03
                                                             as previously         as restated         (incr)/decr
                                                           -------------------  -------------------     --------------
                                                                reported
Balance Sheet
ASSETS
Cash and cash equivalents                                  $               142  $               142 (a) $            0
Prepaid expenses                                                         2,400                2,400                  0
Properrty & Equip                                                      235,237              235,237                  0
                                                           -------------------  -------------------     --------------
Total Assets                                               $           237,779  $           237,779     $            0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Notes payable                                                     342,425              342,426                  1
     Accounts payable                                                  392,722              392,723                  1
     Judgement payable                                                                      141,241 (b)        141,241
     Accrued salaries and payroll taxes                              2,111,133            2,007,033 (c)       (104,100)
     Accrued interest                                                  512,018              494,844            (17,174)
     Accrued rent                                                                            27,000             27,000
     Accrued officers' salaries                                                           3,330,898          3,330,898
     Accrued consulting fees                                           123,866              123,866                  0
     Due to related parties                                          4,223,197              851,074         (3,372,123)
                                                           -------------------  -------------------     --------------
          Total Current Liabilities                        $         7,705,361  $         7,711,106     $        5,745

Stockholders' Deficit
Common Stock                                                       11,994,479            11,994,479                  0
Additional paid-in capital                                            212,000               212,000                  0
Deficit accumulated during the development stage                  (19,674,061)          (19,679,806)            (5,745)
                                                           ------------------   -------------------      -------------
          Total Stockholders' Deficit                     $       (7,467,582)            (7,473,327)            (5,745)

Total Liabilities and Stockholders' Deficit               $          237,779                237,779                  0

-------------
Notes to Balance Sheet:
(a) Judgements payable includes reclasss of $137,161 prior year adjustment from Accrued salaries
(b) Accrued salaries includes reclasss of $137,161 prior year adjustment to Judgements payable

Statement of Operations
Service revenues                                           $                 0  $                 0     $            0
                                                           -------------------  -------------------     --------------
Total revenues                                             $                 0  $                 0     $            0

Expenses
  Officers Salaries                                                    137,500              137,500                  0
  Depreciation                                                             531                  531                  0
  Interest expense                                                      10,034               10,034                  0
  General and administrative                                            27,184               29,098             (1,914)
  Write off of receivable from affiliate                                                          0                  0
                                                           -------------------  -------------------     --------------
Total expenses                                             $           175,249  $           177,163     $       (1,914)

    Net loss                                               $          (175,249) $          (177,163)    $       (1,914)

Item 2. Management's Discussion and Analysis.

Liquidity and Capital Resources

     Over the past several years, the Company has expended substantial funds in the development of its business. Sources of capital during this time have included stock sales, advances from shareholders and short term funding. As of June 30, 2003, the Company has a working capital deficit of $7,473,327.

     In order to complete its development and reach full operational capability and, in order to satisfy existing liabilities, the Company will need to obtain substantial additional capital. Management is currently engaged in negotiations to secure the necessary funds to complete implementation of its launch technology, repay existing liabilities and fund facility construction.

Results of Operations

     Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the quarter ended June 30, 2003, the Company has incurred an accumulated deficit of $19,679,806.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer, our CEO, and Chief Financial Officer, our CFO, evaluated the effectiveness of our disclosure controls and procedures as defined by Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act as of June 30, 2003. Based on its evaluation, our CEO and CFO concluded that, as of June 30, 2003, our disclosure controls and procedures were
(1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission's rules and forms. On August 21, 2006, Doug Oldham was appointed Chairman, President and Chief Executive Officer of E'Prime Aerospace Corporation while Jean Oldham was appointed as Director and interim Secretary. Effective August 21, 2006, Bob Davis, then-Chairman , Chief Executive Officer and President, while remaining as a Director,resigned as Chairman, CEO and President, Betty Davis resigned as Director, Secretary and Treasurer and Richard Elrod resigned as Director. As a result, our new Board of Directors appointed Leslie Shealey as Acting Chief Financial Officer and principal accounting officer for purposes of evaluating our disclosure controls and procedures, as described above, and for signing the Section 302 and 906 certifications included with this Quarterly Report on Form 10-QSB. Changes in Internal Controls No change in our internal controls over financial reporting (as defined in Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

     The Company has been subject to legal proceedings and claims that have arisen in the ordinary course of business. While these claims have not and are not expected to have a material effect on the financial position of the Company, several of the claims from vendors have resulted in judgements against the company. As of December 31, 2002 these judgements total $141,249


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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