Form 10KSB/A
period 2003-09-30
E PRIME AEROSPACE CORP
filed 2006-12-19
CIK 804152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A


(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended September 30, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________


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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


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


                       DOCUMENTS INCORPORATED BY REFERENCE

Form 8K filed 8/25/06 to report the change of control of voting stock, the resignation of Directors and election of a new Chairman and Directors and Officers is incorporated by reference into Part III of this Annual Report on Form 10 KSB/A.


Transitional Small Business Disclosure Format (Check one): Yes [_]   No [X]

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                     Index to Annual Report on Form 10KSB/A


                                                                           Page

Part I

    Item  1 - Business                                                         4
    Item  2 - Properties                                                       5
    Item  3 - Legal Proceedings                                                5
    Item  4 - Submission of Matters to a Vote of Security Holders              5

Part II

    Item  5 - Market for the Registrant's Common Equity and Related
              Stockholder Matters                                              5
    Item  6 - Management's Discussion and Analysis of Financial                6
              Condition and Results of Operations                              6
    Item  7 - Financial Statements and Supplementary Data                      6
    Item  8 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                              6
    Item 8A - Controls and Procedures                                          7
    Item 8B - Other Information.                                               7

Part III

    Item  9 -  Directors and Executive Officers                                7
    Item 10 - Executive Compensation                                           9
    Item 11 - Security Ownership of Certain Beneficial Owners
              and Management                                                   9
    Item 12 - Certain Relationships and Related Transactions                   9

Part IV

    Item 13 - Exhibits and Reports on Form 8-K                                10
    Item 14 - Principal Accountant Fees and Services                          10

Signatures                                                                    11

Index to Financial Statements                                                F-2

                                     PART I


Item 1. Description of Business.

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

Item 2. Description of Property.

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

     During the year ended September 30, 1993, the Company purchased certain launch and support equipment from an agency of the United States government. As a result of this purchase, a substantial amount of additional and related equipment was transferred to EPAC. These acquisitions represent savings of millions of dollars of non-recurring start-up costs. Most of the equipment received, which is located at various facilities in the United States, consists of the following:

*    Missile system hardware
*    Support equipment including computer hardware,
*    electronic consoles and
* launch vehicle transportation and handling equipment Specialized tooling associated with missile system hardware

     Most of the equipment acquired was primarily associated with the United States' government Peacekeeper missile system. EPAC has incorporated the Peacekeeper technology into the research and development of its launch systems as more fully discussed in Item 1 of this filing.


Item 3. Legal Proceedings.

     The Company has been subject to legal proceedings and claims which have arisen in the ordinary course of business. While these claims have not and are not expected to have a material effect on the financial position of the Company, several of the claims from vendors have resulted in judgements against the company. As of September 30, 2003 these judgements total $142,621.


Item 4. Submission of Matters to a Vote of Security Holders.

     None


                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

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

                              Quarter Ended
           -------------------------------------------------------
           March 31      June 30       September 30    December 31
         ------------   ------------   ------------   ------------
   Year   High   Low     High   Low     High   Low     High   Low
   ----   ----  -----    ----  -----    ----  -----   -----  -----

   2002   .033   .022    .044   .041    .025   .024    .019   .017
   2003   .022   .019    .030   .022    .018   .015

     The number of shareholders of the Company's common stock as of September 30, 2003 was 2,578.


Item 6. Management's Discussion and Analysis or Plan of Operation.

     Liquidity and capital resources

     As indicated herein, the Company has expended substantial funds in the development of its business over the past several years. Sources of capital during this time have included stock sales and advances from shareholders. As of September 30, 2003, the Company has a working capital deficit of $6,977,909.

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

     Results of Operations

     Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the year ended September 30, 2003, the Company has incurred an accumulated deficit of $19,205,420. Expenditures related to salaries and wages have been incurred principally in the development of the Company's launch technology systems.


Item 7. Financial Statements.

     The Financial Statements are filed as page F-1 at the end of this Form 10 KSB/A


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None

Item 8A. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer, our CEO, and Chief Financial Officer, our CFO, evaluated the effectiveness of our disclosure controls and procedures as defined by Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act as of September 30, 2003. Based on its evaluation, our CEO and CFO concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission's rules and forms.

     On August 21, 2006, Doug Oldham was appointed Chairman, President and Chief Executive Officer of E'Prime Aerospace Corporation while Jean Oldham was appointed as Director and interim Secretary. Effective August 21, 2006, Bob Davis, then-Chairman , Chief Executive Officer and President, while remaining as a Director,resigned as Chairman, CEO and President, Betty Davis resigned as Director, Secretary and Treasurer and Richard Elrod resigned as Director. As a result, our new Board of Directors appointed Leslie Shealey as Acting Chief Financial Officer and principal accounting officer for purposes of evaluating our disclosure controls and procedures, as described above, and for signing the
Section 302 and 906 certifications included with this Annual Report on Form 10-KSB/A.

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


Item 8B. Other Information.

     None



                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

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

Item 10. Executive Compensation.

                                                              Other
  Name                       Year    Salary $   Bonus $    Compensation
  ----------------------    ------   --------   -------    ------------
  Salary Paid
  -----------
  B. G. Davis                2003           0         0               0
    President                2002           0         0               0

  Betty Davis                2003           0         0               0
    Secretary, Treasurer     2002           0         0               0


  Salary Accrued
  --------------
  B. G. Davis                2003     300,000         0               0
    President                2002     300,000         0               0

  Betty Davis                2003     250,000         0               0
    Secretary, Treasurer     2002     250,000         0               0


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information regarding ownership of the Company's common stock as of September 30, 2003: (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's common stock; (ii) each of the Company's directors; and (iii) by all directors and officers of the Company as a group.

                           Amount and Nature of
Name and Address of        Beneficial Owners         Percent of
 Beneficial Owner               (Shares)                Class
------------------------   --------------------      ----------
B. G. Davis                     476,600,000             57.70 %
President, Director
Titusville, Fl 32782

Richard Elrod                       950,000              0.12 %
Director
Houston, TX 77269

All Directors and Officers
As a Group                      477,550,000             57.82 %
                           ================          ==========


Item 12. Certain Relationships and Related Transactions.

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


                                    PART IV


Item 13. Exhibits and Reports on Form 8-K.

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

* Incorporated by reference to the Exhibits to the Company's Registration Statement No. 33-9472-D, on Form S-18.


Item 14. Principal Accountant Fees and Services.

     The Company paid or accrued the following fees in each of the prior two fiscal years its principal accountant, Charles R. Hunt, CPA, Titusville, FL in 2002 and, Kempisty & Company, Certified Public Accountants, PC, New York, New York in 2003.

                                                   2003       2002
                                                 -------     ------
         Audit & Financial Statement Fees        $12,500     $3,000
         Tax Preparation Fees
                                                 -------     ------
         Total                                   $12,500     $3,000


     The Company has no formal audit committee. However, the entire Board of Directors (the "Board") is the Company's defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended September 30, 2003, with management and the independent auditors.

Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10 KSB/A for the year ended September 30, 2003, for filing with the Securities and Exchange Commission. The Board also approved the appointment of Kempisty & Company, Certified Public Accountants, PC as independent auditors to conduct the 2003 and 2004 audits.

     The Company's principal accountant, Kempisty & Company, Certified Public Accountants, PC did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   E'Prime Aerospace Corporation (Registrant)


         By: /s/ James D Oldham III
             ------------------------------------------
                  James D Oldham III
                  Chief Executive Officer and President

       Date: December 12, 2006


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         By: /s/ James D Oldham III
             ------------------------------------------
                 James D Oldham III
                 Chief Executive Officer and President

       Date: December 12, 2006


         By: /s/ Leslie Shealey
             ------------------------------------------
                 Leslie Shealey
                 Chief Financial Officer

       Date: December 12, 2006

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003














                                F-1 through F-20

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



     INDEX



                                                                           PAGE

REPORT OF INDEPENDENT AUDITOR                                               F-3


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-4

CONSOLIDATED BALANCE SHEETS                                                 F-5

CONSOLIDATED STATEMENTS OF OPERATIONS                                       F-6

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                  F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      F-12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-14

                            CHARLES R. HUNT, CPA, PA
                           Certified Public Accountant
                               310 Cheney Highway
                            Titusville, Florida 32780
Telephone  (321) 269-9320                                             Member
Fax  (321) 369-0604                                                FICPA - AICPA

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
E'Prime Aerospace Corporation and Subsidiaries
Titusville, Florida

We have audited the accompanying consolidated balance sheet of E'Prime Aerospace Corporation and Subsidiaries (a development stage company) as of September 30, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended September 30, 2002, and the cumulative development stage from February 20, 1986 (inception) to September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of E'Prime Aerospace Corporation and Subsidiaries as of September 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that E'Prime Aerospace Corporation and Subsidiaries will continue as a going concern. As discussed in notes 1 and 8 to the consolidated financial statements, the Company's cumulative losses during the development period, the net capital deficiency and the need to obtain substantial additional funding to complete its development, raise substantial doubt about the entity's ability to continue as a going concern. Management's plan and intentions with regards to these matters are discussed in note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Charles Hunt, CPA, PA

Charles R Hunt, CPA, PA
Titusville, Florida
December 18, 2002

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
E' Prime Aerospace Corporation and Subsidiaries
(A Development Stage Company)


We have audited the accompanying consolidated balance sheet of E' Prime Aerospace Corporation and Subsidiaries (A Development Stage Company) as of September 30, 2003 and the related statements of operations, changes in stockholders' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, cash flows, and changes in stockholders' equity (deficit) for the period February 20, 1986 (inception) to September 30, 2002 which were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period February 20, 1986 (inception) to September 30, 2002 is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the accompanying consolidated balance sheet as of September 30, 2003 and the related consolidated statement of operations, cash flows and shareholders' equity for the year ended September 30, 2003 have been restated.

In our opinion, and based on reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E' Prime Aerospace Corporation and Subsidiaries (A Development Stage Company) at September 30, 2003 and the results of its' operations and cash flows for the year then ended and for the period February 20, 1986 (inception) to September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that E' Prime Aerospace Corporation and Subsidiaries (A Development Stage Company) will continue as a going concern. As more fully described in Note 8, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kempisty & Company CPAs, P.C.

Kempisty & Company
Certified Public Accountants P.C.
New York, New York
September 14, 2005

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                             September 30,
                                                                                --------------------------------------
                                                                                       2003                 2002
                                                                                -----------------    -----------------
                                                                                     (Restated)
                               ASSETS
 Current Assets:
    Cash and Cash equivalents                                                   $               -    $             142
    Prepaid expenses                                                                            -                2,400
                                                                                -----------------    -----------------
              Total Current Assets                                                              -                2,542

    Property and equipment, net (Note 6)                                                  234,706              236,830
                                                                                -----------------    -----------------
              Total Assets                                                      $         234,706    $         239,372
                                                                                =================    =================
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current Liabilities:
         Notes payable (Note 4)                                                 $         232,000     $        986,728
         Accounts payable                                                                  20,497              393,325
         Judgement payable                                                                142,621              137,167
         Accrued salaries and payroll taxes                                             1,973,364            2,005,131
         Accrued interest                                                                 314,582            1,251,435
         Accrued rent                                                                     177,000                    -
         Accrued officers' salaries                                                     3,469,080            2,918,398
         Accrued consulting fees                                                                -              123,866
         Due to related parties                                                           883,471              853,851
                                                                                -----------------    -----------------
              Total Current Liabilities                                                 7,212,615            8,669,901

 Commitments and contingencies (Note 7)

    Stockholders' Deficit
   Common stock, no par value, 900,000,000 shares authorized
    825,995,392 shares at September 30, 2003 and 788,254,161
    shares at September 30, 2002 issued and outstanding (Note 5)                       12,015,511           10,504,796
    Additional paid-in capital                                                            212,000              212,000
    Deficit accumulated during the development stage                                  (19,205,420)         (19,147,325)
                                                                                -----------------    -----------------
              Total Stockholders' Deficit                                              (6,977,909)          (8,430,529)
                                                                                -----------------    -----------------
              Total Liabilities and Stockholders' Deficit                       $         234,706    $         239,372
                                                                                =================    =================


   The accompanying notes are an integral part of these financial statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                Cummulative for
                                                          For the Year Ended                    the period from
                                                            September 30,                      February 20, 1986
                                              -------------------------------------------       (Inception) to
                                                       2003                   2002            September 30, 2003
                                              --------------------  ---------------------    -------------------
                                                     (Restated)                                    (Restated)
Service revenues                              $                  -  $                   -    $             5,000
                                              --------------------  ---------------------    -------------------
Total revenues                                                   -                      -                  5,000

Expenses
  Officers Salaries                                        550,000                550,000              5,220,186
                                                             2,124                  2,124                198,755
Depreciation
  Interest expense                                          34,807                (37,988)             1,815,579
  General and administrative                               261,949                146,042             11,271,162
  Write off of receivable from affiliate                         -                      -              1,495,523
  Debt forgiveness                                        (790,785)                     -               (790,785)
                                              --------------------  ---------------------    -------------------
Total expenses                                              58,095                660,178             19,210,420
                                              --------------------  ---------------------    -------------------
Net loss before tax benefit                                (58,095)              (660,178)           (19,205,420)

Tax benefit (Note 9)                                             -                      -                      -
                                              --------------------  ---------------------    -------------------
    Net (loss)                                $            (58,095) $            (660,178)   $       (19,205,420)
                                              ====================  =====================    ===================

Basic and diluted (loss) per share            $                NIL  $                 NIL
                                              ====================  =====================
  Weighted average shares outstanding                  821,777,344            785,926,190
                                              ====================  =====================










   The accompanying notes are an integral part of these financial statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

   FOR THE PERIOD FEBRUARY 20, 1986 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003
                 (THE YEAR ENDED SEPTEMBER 30, 2003 IS RESTATED)


                                                                                              Deficit
                                                                                            Accumulated
                                             Common Stock                 Additional        During the            Total
                                     -------------------------------        Paid-in          Development       Stockholders'
                                      Shares           Amount               Capital             Stage        Equity (Deficit)
                                     --------------  ---------------    ---------------   ---------------   ----------------

Balances at  February 20, 1986       $            -  $             -    $             -   $             -   $              -
Sale of common stock                     17,700,000           14,500                  -                 -             14,500
Net loss                                          -                -                  -            (3,196)            (3,196)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1986          17,700,000           14,500                  -            (3,196)            11,304

Shares issued for reverse
  acquisition                           496,800,000              667                  -                 -                667
Recapitalization adjustment                       -          (15,632)                 -            15,624                 (8)
Sale of common stock                     12,500,000          250,000                  -                 -            250,000
Cost of public offering                           -          (47,732)                 -                 -            (47,732)
Net loss                                          -                -                  -          (606,700)          (606,700)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1987         527,000,000          201,803                  -          (594,272)          (392,469)

Sale of common stock                        916,000           83,730                  -                 -             83,730
Shares issued for services                  625,000           12,500                  -                 -
                                                                                                                      12,500
Shares issued for letter of credit        2,750,000          550,000                  -                 -            550,000
Shares issued for conversion
  of notes                                2,667,000           80,000                  -                 -             80,000
Net loss                                          -                -                  -        (2,453,390)        (2,453,390)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1988         533,958,000          928,033                  -        (3,047,662)        (2,119,629)

Sale of common stock                        600,000           30,000                  -                 -             30,000

Shares issued for warrants
  exercised                               5,613,620          340,765                  -                 -            340,765
Shares issued for services               16,722,668          257,350                  -                 -            257,350
Shares issued for interest expense        1,975,347          395,070                  -                 -            395,070
Contribution of capital                           -                -            145,000                 -            145,000
Net loss                                          -                -                  -        (2,217,971)        (2,217,971)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1989         558,869,635        1,951,218            145,000        (5,265,633)        (3,169,415)

                                  (Continued)

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

   FOR THE PERIOD FEBRUARY 20, 1986 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003
                 (THE YEAR ENDED SEPTEMBER 30, 2003 IS RESTATED)


                                                                                              Deficit
                                                                                            Accumulated
                                             Common Stock                 Additional        During the            Total
                                     -------------------------------        Paid-in          Development       Stockholders'
                                      Shares           Amount               Capital             Stage        Equity (Deficit)
                                     --------------  ---------------    ---------------   ---------------   ----------------

Balances at  September 30, 1989         558,869,635  $     1,951,218    $       145,000   $   (5,265,633)   $     (3,169,415)
Shares issued for services                1,670,320           16,703                  -                 -             16,703
Shares issued for loan fee               60,000,000          600,000                  -                 -            600,000
Contribution of capital                           -               -              67,000                 -             67,000
Net loss                                          -               -                   -        (1,653,373)        (1,653,373)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1990         620,539,955        2,567,921            212,000        (6,919,006)        (4,139,085)

Sale of common stock                      1,200,000           12,000                  -                 -             12,000
Net loss                                          -                -                  -          (583,416)          (583,416)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1991         621,739,955        2,579,921            212,000        (7,502,422)        (4,710,501)

Sale of common stock                      1,340,000           23,650                  -                 -             23,650
Shares issued for services                  488,500            7,235                  -                 -              7,235
Net loss                                          -               -                   -          (581,794)          (581,794)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1992         623,568,455        2,610,806            212,000        (8,084,216)        (5,261,410)

Sale of common stock                      9,454,036          675,859                  -                 -            675,859
Shares issued for services                  745,866           33,552                  -                 -             33,552
Shares issued for interest expense          600,000           35,000                  -                 -             35,000
Shares issued for settlement of
  litigation                                750,000           75,000                  -                 -             75,000
Shares issued for loan fee               15,000,000          150,000                  -                 -            150,000
Net loss                                          -               -                   -          (796,478)          (796,478)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1993         650,118,357        3,580,217            212,000        (8,880,694)        (5,088,477)

                                  (Continued)

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

   FOR THE PERIOD FEBRUARY 20, 1986 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003
                 (THE YEAR ENDED SEPTEMBER 30, 2003 IS RESTATED)


                                                                                              Deficit
                                                                                            Accumulated
                                             Common Stock                 Additional        During the            Total
                                     -------------------------------        Paid-in          Development       Stockholders'
                                      Shares           Amount               Capital             Stage        Equity (Deficit)
                                     --------------  ---------------    ---------------   ---------------   ----------------

Balances at  September 30, 1993         650,118,357  $    3,580,217     $       212,000   $    (8,880,694)  $     (5,088,477)
Sale of common stock                     17,397,412       1,359,342                   -                 -          1,359,342
Shares issued for services                5,044,964         482,323                   -                 -            482,323
Shares issued for loan fee                  100,000          10,000                   -                 -             10,000
Net loss                                          -               -                   -        (1,488,390)        (1,488,390)
                                     --------------  --------------     ---------------   ---------------   ----------------
Balances at  September 30, 1994         672,660,733       5,431,882             212,000       (10,369,084)        (4,725,202)

Sale of common stock                      1,867,918         141,100                   -                 -            141,100
Shares issued for services                1,499,980         149,998                   -                 -            149,998
Shares issued for financing fee           2,100,000         208,000                   -                 -            208,000
Net loss                                          -               -                   -          (595,164)         (595,164)
                                     --------------  --------------     ---------------   ---------------   ----------------
Balances at  September 30, 1995         678,128,631       5,930,980             212,000       (10,964,248)        (4,821,268)

Sale of common stock                      1,000,000          27,154                   -                 -             27,154
Shares issued for services                1,789,537          77,477                   -                 -             77,477
Shares issued for debt repayment          6,550,000         127,200                   -                 -            127,200
Net loss                                         -                -                   -          (802,181)          (802,181)
                                     --------------  --------------     ---------------   ---------------   ----------------
Balances at  September 30, 1996         687,468,168       6,162,811             212,000       (11,766,429)        (5,391,618)

Shares issued for services                5,536,976         350,717                   -                 -            350,717
Shares issued for debt repayment            326,010          13,040                   -                 -             13,040
Net loss                                         -                -                   -          (901,002)          (901,002)
                                     --------------  --------------     ---------------   ---------------   ----------------
Balances at  September 30, 1997         693,331,154       6,526,568             212,000       (12,667,431)        (5,928,863)

                                  (Continued)

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

   FOR THE PERIOD FEBRUARY 20, 1986 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003
                 (THE YEAR ENDED SEPTEMBER 30, 2003 IS RESTATED)


                                                                                              Deficit
                                                                                            Accumulated
                                             Common Stock                 Additional        During the            Total
                                     -------------------------------        Paid-in          Development       Stockholders'
                                      Shares           Amount               Capital             Stage        Equity (Deficit)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1997         693,331,154  $     6,526,568    $       212,000   $   (12,667,431)  $     (5,928,863)
Shares issued for services                4,957,440          102,585                  -                 -            102,585
Shares issued for debt repayment          4,133,334           78,600                  -                 -             78,600
Net loss                                          -                -                  -          (898,814)          (898,814)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1998         702,421,928        6,707,753            212,000       (13,566,245)        (6,646,492)

Shares issued for services                3,176,209          128,608                  -                 -            128,608
Shares issued for debt repayment         43,598,103          806,804                  -                 -            806,804
Net loss                                          -                -                  -        (1,454,072)        (1,454,072)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1999         749,196,240        7,643,165            212,000       (15,020,317)        (7,165,152)

Shares issued for services               11,273,007        1,510,855                  -                 -          1,510,855

Shares issued for settlement of
 litigation                              11,000,000        1,040,023                  -                 -          1,040,023
Shares issued for debt repayment         10,000,000          100,000                  -                 -            100,000
Net loss                                          -                -                  -        (2,579,591)        (2,579,591)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 2000         781,469,247       10,294,043            212,000       (17,599,908)        (7,093,865)

Shares issued for services                2,582,727          107,740                  -                 -            107,740
Net loss                                          -                -                  -          (887,239)          (887,239)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 2001         784,051,974       10,401,783            212,000       (18,487,147)        (7,873,364)

Shares issued for services                2,176,919           51,255                  -                 -             51,255
Sale of common stock                      2,025,268           51,758                  -                 -             51,758
Net loss                                          -                -                  -          (660,178)          (660,178)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 2002         788,254,161       10,504,796            212,000       (19,147,325)        (8,430,529)

                                  (Continued)

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

   FOR THE PERIOD FEBRUARY 20, 1986 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003
                 (THE YEAR ENDED SEPTEMBER 30, 2003 IS RESTATED)


                                                                                              Deficit
                                                                                            Accumulated
                                             Common Stock                 Additional        During the            Total
                                     -------------------------------        Paid-in          Development       Stockholders'
                                      Shares           Amount               Capital             Stage        Equity (Deficit)
                                     --------------  ---------------    ---------------   ---------------   ----------------

Balances at  September 30, 2002        788,254,161   $    10,504,796    $       212,000   $   (19,147,325)  $     (8,430,529)

Common stock issued for
  settlement of debt                    33,985,075         1,426,922                  -                 -          1,426,922

Common stock issued for
  services                                 826,917            18,245                  -                 -             18,245
Sale of common stock                     2,929,239            65,548                  -                 -             65,548
Net loss                                         -                 -                  -           (58,095)           (58,095)
                                     -------------   ---------------   ----------------   ---------------   ----------------
Balances at  September 30, 2003        825,995,392   $    12,015,511   $       212,000    $   (19,205,420)  $     (6,977,909)
                                     =============   ===============   ================   ===============   ================
















                [Balance of this page intentionally left blank.]














   The accompanying notes are an integral part of these financial statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Cummulative
                                                                                                        for the period from
                                                                 For the Year Ended September 30,       February 20, 1986
                                                           ---------------------------------------       (Inception) to
                                                                2003                 2002               September 30, 2003
                                                           ------------------   ------------------    ----------------------
                                                             (Restated)                                     (Restated)
         Operating Activities
   Net loss                                                $         (58,095)   $         (660,178)   $          (19,205,420)
Adjustments to reconcile net loss to net cash  (used) by
    operating activities:
   Depreciation and amortization                                        2,124                2,124                   198,755
   Loss on disposition of vehicles and equipment                            -                    -                    32,683
   Loss on sale of asset held for sale                                      -                    -                    14,000
   Write-off of amount due from affiliate                                   -                    -                    39,021
   Write-off of Accrued expenses                                            -                    -                  (711,333)
   Debt forgiveness                                                  (790,785)                   -                  (825,785)
   Shares issued for services rendered                                 18,245               51,255                 3,307,143
   Shares issued for interest and finance fee                               -                    -                 2,028,070
   Shares issued for settlement of litigation                               -                    -                 1,115,023
Changes in operating assets and liabilities:
   Prepaid expenses                                                     2,400                    -                         -
          Accrued consulting fees                                           -                                        123,866
    Due to related parties                                                  -              579,890                 3,813,470
   Accrued salaries-officers                                          550,682                    -                   550,682
   Accounts payable                                                    (5,375)            (156,547)                  387,950
   Accrued salaries, wages and payroll taxes                          (31,767)              15,153                 2,069,311
   Judgements payable                                                   5,454                    -                     5,454
   Accrued interest payable                                            34,807              116,545                 1,286,242
   Accrued expenses                                                         -                                        783,332
   Accrued rent                                                       177,000                    -                   177,000
                                                           ------------------   ------------------    ----------------------
   Net cash (used) by operating activities                            (95,310)             (51,758)               (4,810,536)

Investing Activities
   Equipment acquisitions                                                   -                    -                 (493,908)
   Proceeds from disposition of vehicles                                    -                    -                    30,307
   Proceeds from sale of asset held for sale                                -                    -                    46,000
   Increase in asset held for sale                                          -                    -                  (60,000)
   Advances to affiliate                                                    -                    -                   (39,021)
   Organization costs                                                       -                    -                    (2,544)
                                                           ------------------   ------------------    ----------------------
   Net cash (used) by investing activities                                  -                    -                  (519,166)

Financing Activities
   Proceeds from issuance of notes payable                                  -                    -                 2,156,683
   Advances from shareholders and others                               29,620                    -                 1,155,264
   Repayment of notes payable                                               -                    -                (1,206,954)
   Proceeds from issuance of common stock                              65,548               51,758                 3,012,709
   Additional paid-in capital                                               -                    -                   212,000
                                                           ------------------   ------------------    ----------------------
   Net cash provided by financing activities                           95,168               51,758                 5,329,702
                                                           ------------------   ------------------    ----------------------
   (Decrease) in cash                                                    (142)                   -                         -
   Cash at beginning of period                                            142                  142                         -
                                                           ------------------   ------------------    ----------------------
   Cash at end of period                                   $                -   $              142    $                    -
                                                           ==================   ==================    ======================

   The accompanying notes are an integral part of these financial statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                      For the Year Ended
                                                                         September 30,
                                                               -------------------------------
                                                                  2003             2002
                                                               --------------   --------------
Supplemental Disclosures of Cash Flow Information

Cash paid during year for:

   Interest                                                    $            -   $            -
                                                               ==============   ==============
   Income taxes                                                $            -   $            -
                                                               ==============   ==============



                                                                                                          Cummulative
                                                                       For the Year Ended             for the period from
                                                                           September 30,               February 20, 1986
                                                       Number         ---------------------------       (Inception) to
                                                      Of Shares           2003           2002         September 30, 2003
                                                   --------------     ------------   ------------    --------------------
Non-cash investing and financing activities:
 Common stock issued for:
Services                                                2,176,919                    $    51,255
Services                                                  826,917     $     18,245
Services                                               55,708,033                                    $          3,132,812
Repayment of debt                                      33,985,075     $  1,426,922
Repayment of debt                                      56,234,539                                    $          1,765,406
Conversion of notes                                     2,667,000                                    $             80,000
Settlement of litigation                               11,750,000                                    $          1,115,023
Exercise of warrants                                    5,613,620                                    $            341,365
Payments to officers                                   42,630,081                                    $            912,160
Payment of interest and finance charges                82,525,347                                    $          1,850,475
Reverse acquisition                                   526,933,000                                    $            201,136






   The accompanying notes are an integral part of these financial statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


Note 1- ORGANIZATION AND OPERATIONS

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


Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

The consolidated financials include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Depreciation

Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives of the assets. The Company for 2003 has charged $2,124 and $2,124 for 2002 to accumulated depreciation.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     Loss Per Share

Basic and diluted net loss per common shares has been calculated based upon the weighted average number of common shares outstanding. The B warrants described in Note 5 have been excluded from the computation because they are anti-dilutive.

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

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


Note 3- RELATED PARTY TRANSACTIONS

The president and principal stockholder and certain employees have made advances to the Company. The advances are non-interest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying consolidated balance sheet.

Included in accrued officers salaries were unpaid salaries and wages, net of advances made to directors, officers and principal stockholders of the Company.

During the year ended September 30, 2003 the amount due to related parties increased by $55,986 for a total of $883,471. The increase was from operating expenses paid by an officer/stockholder.


Note 4- NOTES PAYABLE

Notes payable at September 30, 2003 consist of:
Note payable at 15% interest, collateralized by fixed assets      $    142,500
Note payable at 15% interest, collateralized by fixed assets            52,500
Other notes payable at 15% interest                                     37,000
                                                                  ------------
     Total Notes Payable                                          $    232,000
                                                                  ============

All notes payable are in default and are classified as current assets on the balance sheet.

Interest expense for 2003 was $34,807.


Note 5- COMMON STOCK

The  Company  issued  826,917  shares of common  stock  during  fiscal  2003 and
2,176,919   shares   during   fiscal  2002,   valued  at  $18,245  and  $51,255,
respectively, for consulting services rendered during such years.

As of September 30, 2003, the Company had outstanding Series B warrants that entitle the holder to purchase one share of common stock at $0.20 per share on or at any time before December 31, 2004. On December 6, 2004 the Board of Directors extended the B warrant expiration date to December 31, 2005.

The Company has the right to redeem the Series B warrants upon 30 days written notice, at $0.0002 per warrant, during the respective periods when the warrants are exercisable. As of September 30, 2003, there were 12,471,800 shares reserved for warrant exercise.

The Company in 2003 issued 33,985,075 shares of common stock valued at $1,426,922 in settlement of a debt.

The Company in 2002 and 2003 sold 2,025,268 and 2,929,239 shares of common stock for gross proceeds of $51,255 and $65,548, respectively.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


Note 6- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                      September 30,
                                         -----------------------------------
                                            2003                  2002
                                         ----------------    ---------------
Launch and support equipment             $        233,654    $       233,654
Furniture and fixtures                             57,432             57,432
Computer equipment                                 34,014             34,014
                                         ----------------    ---------------
                                                  325,100            325,100
Less: Accumulated depreciation                    (90,394)           (88,270)
                                         ----------------    ---------------
                                         $        234,706    $       236,830
                                         ================    ===============

The Company has purchased certain launching and support equipment from an agency of the U.S. Government for $233,654. Most of the equipment acquired was associated with the U.S. Government's discontinued "Peacekeeper" missile system and is located at various facilities in the United States.

Since the equipment is presently not being  utilized,  the Company has not begun
recording  depreciation  on  these  assets.  Additionally,   this  equipment  is
collateral for two outstanding notes payable (See Note 4).


Note 7- COMMITMENTS AND CONTINGENCIES

The Company maintains its principal offices in Titusville, Florida. Currently, the office space is leased on a month to month basis.

Additionally, the Company stores equipment in a warehouse in Memphis, TN at a cost of $3,000 per month, since October, 1998. No rent has been paid to date. The rent payable per the rental agreement at September 30, 2003 is $177,000.

Total rental expense was $58,295 for the year ended September 30, 2003 and $58,295 for the year ended September 30, 2002.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


Note 8- GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has incurred significant acquisition and operating debt, which is in default, and has a net capital deficiency, which raises substatial doubt about its ability to continue as a going concern.

Management intends to seek equity and/or debt financing in the form of a private placement or a public offering to provide additional equity capital. Such additional financing may not be available to the Company, when and if needed, or on acceptable terms if at all.

The ability of the Company to continue as a going concern is dependent on the success of these actions, The consolidated financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.


Note 9- INCOME TAXES

Due to the Company's net loss, there was no provision for income taxes. The Company has net operating loss carry forwards for income tax purposes of approximately $9,100,000 at September 30, 2003. These carry forward losses are available to offset future taxable income, if any, and expired starting in the year 2001. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the Company's tax provision were as follows:

                                                     September 30,
                                              ------------------------------
                                                   2003            2002
                                              --------------   -------------
Current income tax (benefit) expense          $      282,000   $     633,000
Deferred income tax expense (benefit)               (282,000)       (633,000)
                                              --------------   -------------
                                              $            -   $           -
                                              ==============   =============

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


Note 9- INCOME TAXES (continued)

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the periods ended September 30, 2003 and 2002:

                                                     September 30,
                                              ------------------------------
                                                   2003            2002
                                              --------------   -------------
Tax expense (benefit) at Federal rate (34%)            34.0%           34.0%
State and local income tax,
  net of Federal benefit                                6.0%            6.0%
Change in valuation allowance                         -40.0%          -40.0%
                                              --------------   -------------
  Net income tax (benefit) allowance                       -               -
                                              ==============   =============

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

                                                     September 30,
                                              ------------------------------
                                                   2003            2002
                                              --------------   -------------
Deferred tax asset:
Net operating loss carry forward              $    3,700,000   $   4,200,000
Valuation allowance                               (3,700,000)     (4,200,000)
                                              --------------   -------------
  Net deferred tax assets                     $            -   $           -
                                              ==============   =============

The Company has recognized no income tax benefit for the losses generated for the periods through September 30, 2003.

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, it believes that the full valuation allowance should be provided. The valuation allowance decreased approximately $500,000 in fiscal 2003 and increased approximately $300,000 in fiscal 2002.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


Note 10- RESTATEMENT OF PREVIOUS ISSUED FINANCIAL STATEMENTS

The accompanying financial statement for the year ended September 30, 2003 has been restated to (1) correct an understatement of rent expense due to an error in the computation of annual rental expense and (2) correct for an overstatement of operating expenses that were no longer required to be shown as liabilities.

The following table presents the impact of the adjustments and restatements on a condensed basis:

Year Ended September 30, 2003                    As previously
                                                    reported      As adjusted
                                                --------------  -------------
Balance Sheet
  Cash                                          $          142  $           -
  Current notes payable                                342,425        232,000
  Due to related parties                             4,352,694        883,471
  Accounts payable                                     391,886         20,497
  Accrued salaries, wages and payroll taxes          2,114,498      1,973,364
  Accrued officers salary                                    -      3,469,080
  Accrued consultant fees                              123,866              -
  Accrued interest payable                             526,577        314,582
  Accrued rent payable                                       -        177,000
  Judgement payable                                          -        142,621
                                                --------------  -------------
    Total Liabilities                           $    7,851,946  $   7,212,615
                                                --------------  -------------
Deficit accumulated during the development
  period                                        $  (19,844,609) $ (19,205,420)
                                                --------------  -------------

Statement of Operations
  Officers salaries                             $            -  $     550,000
  General and administrative                           697,282        261,949
  Depreciation                                               -          2,124
  Interest expense                                           -         34,807
  Debt forgiveness                                           -       (790,785)
                                                --------------  -------------
    Total Expenses                                     697,282         58,095

Loss before income tax                                (697,282)       (58,095)
Income tax                                                   -              -
                                                --------------  -------------
Net loss                                        $     (697,282) $     (58,095)
                                                ==============  =============