Form 10QSB/A
period 2003-12-31
E PRIME AEROSPACE CORP
filed 2006-12-20
CIK 804152

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                                  FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2003

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


As of December 31,2003, the registrant has outstanding 826,195,392 shares of common stock and 12,471,800 "B" Stock Purchase Warrants.


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



Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                    Index to Quarterly Report on Form 10QSB/A


                                                                            Page

PART I  FINANCIAL INFORMATION

Item 1  Unaudited Condensed Financial Statements

    Balance Sheet as of December 31, 2003 and December 31, 2002                4

    Income Statement for the three months ended December 31, 2003
    and December 31, 2002                                                      5

    Statement of Cash Flow for the three months ended
    December 31, 2003 and December 31, 2002                                    6

    Notes to unaudited condensed financial statements                          7

Item 2  Management discussion and analysis of Financial Condition
        and Results of Operations                                              9

Item 3  Controls and Procedures                                                9


PART II    OTHER INFORMATION

Item 1  Legal Proceedings                                                     10

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds.          10

Item 3  Defaults Upon Senior Securities                                       10

Item 4  Submission of Matters to a Vote of Security Holders                   10

Item 5  Other Information                                                     10

Item 6  Exhibits and Reports on Form 8-K                                      10


SIGNATURES                                                                    11

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated financial statements of E'Prime Aerospace Corporation and subsidiaries (collectively, the Company), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB/A for the year ended September, 30, 2004.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED CONDENSED BALANCE SHEET
                     FOR THE THREE MONTHS ENDED DECEMBER 31

                                                              Three Months        Three Months
                                                                Ended               Ended
                                                               12/31/03            12/31/02
                                                             -------------      ---------------

ASSETS
Cash and cash equivalents                                    $           0      $           142
Prepaid expenses                                                         0                2,400
Properrty & Equip                                                  233,654              236,299
                                                             -------------      ---------------
Total Assets                                                 $     233,654      $       238,841

LIAB & STKHLDS DEFICIT
Current Liabilities:
     Notes payable (Note 4)                                        232,000              342,425
     Accounts payable                                               20,555              393,211
     Judgement payable                                             143,993              138,541
     Accrued salaries and payroll taxes                          1,975,358            2,005,765
     Accrued interest                                              323,354              477,587
     Accrued rent                                                  186,000                9,000
     Accrued officers' salaries                                  3,606,580            3,055,898
     Accrued consulting fees                                             0              123,866
     Due to related parties                                        893,062              868,807
                                                             -------------      ---------------
          Total Current Liabilities                          $   7,380,902      $     7,415,102

Commitments and contingencies (Note 7)

Stockholders' Deficit
Common Stock                                                    12,017,911           11,939,713
Additional paid-in capital                                         212,000              212,000
Deficit accumulated during the development stage               (19,377,159)         (19,327,974)
                                                             -------------      ---------------
          Total Stockholders' Deficit                        $  (7,147,248)     $    (7,176,261)
                                                             -------------      ---------------
Total Liabilities and Stockholders' Deficit                  $     233,654      $       238,841
                                                             =============      ===============

   The accompanying notes are an integral part of these financial statements.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED CONDENSED INCOME STATEMENT
                     FOR THE THREE MONTHS ENDED DECEMBER 31

                                                                                        Cumulative for the
                                                                                           period from
                                                  Three Months     Three Months         February 20, 1986
                                                      Ended           Ended               (inception) to
                                                    12/31/03         12/31/02           December 31, 2003
                                                --------------  ---------------       -------------------
Service revenues                                $            0  $             0       $             5,000
                                                --------------  ---------------       -------------------
Total revenues                                  $            0  $             0       $             5,000

Expenses
  Officers Salaries                                    137,500          137,500                 5,357,686
  Depreciation                                           1,052              531                   199,807
  Interest expense                                      10,144           10,145                 1,825,723
  General and administrative                            23,043           32,471                12,070,347
  Write off of receivable from affiliate                     0                0                 1,495,523
                                                --------------  ---------------       -------------------
Total expenses                                  $      171,739  $       180,647       $        20,949,086
                                                --------------  ---------------       -------------------
    Net loss                                    $     (171,739) $      (180,647)      $       (20,944,086)
                                                ==============  ===============       ===================
Basic earnings per share
  Net loss per common share                     $      (0.0002)
                                                ==============
  Weighted average shares outstanding              826,092,095
                                                ==============

   The accompanying notes are an integral part of these financial statements.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31

                                                                                                        Cumulative for the
                                                                                                           period from
                                                                 Three Months        Three Months       February 20, 1986
                                                                     Ended               Ended            (inception) to
                                                                   12/31/03            12/31/02         December 31, 2003
                                                                 -------------      ---------------     ------------------
Operating Activities
   Net loss                                                      $    (171,739)     $      (180,647)    $      (20,944,086)
   Adjustments to reconcile net loss to net cash
      (used) by operating activities:
   Depreciation and amortization                                         1,052                  531                199,807
   Loss on disposition of vehicles and equipment                             0                    0                 32,683
   Loss on sale of asset held for sale                                       0                    0                 14,000
   Write-off of amount due from affiliate                                    0                    0              1,495,523
   Write-off of Accrued expenses                                             0                    0                446,824
   Write-off of note payable                                                 0                    0                145,425
   Shares issued for services rendered                                   2,400                7,995              3,135,212
   Shares issued for interest and finance fee                                0                    0              1,850,475
   Shares issued for settlement of litigation                                0                    0              1,115,023
   Changes in operating assets and liabilities:
   Prepaid expenses                                                          0                    0                  2,400
   Accrued salaries-officers                                           137,500              137,500              3,606,580
   Accounts payable                                                         58                 (114)                20,555
   Accrued salaries, wages and payroll taxes                             1,994                  635              1,975,358
   Judgements payable                                                    1,372                1,373                143,993
   Accrued interest payable                                              8,771                8,772                323,354
   Accrued rent                                                          9,000                9,000                186,000
                                                                 -------------      ---------------     ------------------
   Net cash (used) by operating activities                        $     (9,591)     $       (14,954)    $       (6,250,874)

Investing Activities
   Equipment acquisitions                                                    0                    0               (325,100)
   Proceeds from disposition of vehicles                                     0                    0                 30,307
   Proceeds from sale of asset held for sale                                 0                    0                 46,000
                                                                 -------------      ---------------     ------------------
   Net cash (used) by investing activities                       $           0      $             0     $         (248,793)

Financing Activities
   Proceeds from issuance of notes payable                                   0                    0              2,156,683
   Advances from shareholders and others                                 9,591               14,956              1,805,122
   Repayment of notes payable                                                0                    0                (79,277)
   Proceeds from issuance of common stock                                    0                    0              2,619,539
                                                                 -------------      ---------------     ------------------
   Net cash provided by financing activities                             9,591               14,956              6,502,067
   (Decrease) in cash                                                        0                    0                  2,400
   Cash at beginning of period                                               0                  142                      0
                                                                 -------------      ---------------     ------------------
   Cash at end of period                                         $           0      $             0     $            2,400
                                                                 -------------      ---------------     ------------------

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

During the period the company issued 200,000 shares as payment for professional services rendered to the company in the amount of $2400.

Item 2. Management's Discussion and Analysis.

Liquidity and Capital Resources

     Over the past several years, the Company has expended substantial funds in the development of its business. Sources of capital during this time have included stock sales, advances from shareholders and short term funding. As of December 31,2003, the Company has a working capital deficit of $7,147,248.

     In order to complete its development and reach full operational capability and, in order to satisfy existing liabilities, the Company will need to obtain substantial additional capital. Management is currently engaged in negotiations to secure the necessary funds to complete implementation of its launch technology, repay existing liabilities and fund facility construction.

Results of Operations

     Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the quarter ended December 31,2003, the Company has incurred an accumulated deficit of $19,377,159.


Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer, our CEO, and Chief Financial Officer, our CFO, evaluated the effectiveness of our disclosure controls and procedures as defined by Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act as of December 31,2003. Based on its evaluation, our CEO and CFO concluded that, as of December 31,2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission's rules and forms.

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



                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

     The Company has been subject to legal proceedings and claims that have arisen in the ordinary course of business. While these claims have not and are not expected to have a material effect on the financial position of the Company, several of the claims from vendors have resulted in judgements against the company. As of December 31,2003 these judgements total $143,993


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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