Form 10QSB/A
period 2004-03-31
E PRIME AEROSPACE CORP
filed 2006-12-20
CIK 804152

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                                  FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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



Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                    Index to Quarterly Report on Form 10QSB/A


                                                                            Page

PART I  FINANCIAL INFORMATION

Item 1  Unaudited Condensed Financial Statements

    Balance Sheet as of March 31, 2004 and March 31, 2003                      4

    Income Statement for the three and six months ended March 31, 2004
    and March 31, 2003                                                         5

    Statement of Cash Flow for the six months ended March 31, 2004
    and March 31, 2003                                                         6

    Notes to unaudited condensed financial statements                          7

Item 2  Management discussion and analysis of Financial Condition
        and Results of Operations                                              9

Item 3  Controls and Procedures                                                9


PART II    OTHER INFORMATION

Item 1  Legal Proceedings                                                     10

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds.          10

Item 3  Defaults Upon Senior Securities                                       10

Item 4  Submission of Matters to a Vote of Security Holders                   10

Item 5  Other Information                                                     10

Item 6  Exhibits and Reports on Form 8-K                                      10


SIGNATURES      `                                                             11

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

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED CONDENSED BALANCE SHEET
                   FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                                 Six Months        Six Months
                                                                   Ended             Ended
                                                                  3/31/04           3/31/03
                                                             -------------      ---------------
ASSETS
Cash and cash equivalents                                    $           0      $           142
Prepaid expenses                                                         0                2,400
Properrty & Equip                                                  233,654              235,768
                                                             -------------      ---------------
Total Assets                                                 $     233,654      $       238,310

LIAB & STKHLDS DEFICIT
Current Liabilities:
     Notes payable (Note 4)                                        232,000              342,425
     Accounts payable                                                    0              394,529
     Judgement payable                                             145,351              139,883
     Accrued salaries and payroll taxes                          1,978,095            2,006,399
     Accrued interest                                              332,030              486,167
     Accrued rent                                                  195,000               18,000
     Accrued officers' salaries                                  3,744,080            3,193,398
     Accrued consulting fees                                             0              123,866
     Due to related parties                                        935,698              869,734
                                                             -------------      ---------------
          Total Current Liabilities                          $   7,562,254      $     7,574,404

Commitments and contingencies (Note 7)

Stockholders' Deficit
Common Stock                                                    12,017,911           11,954,548
Additional paid-in capital                                         212,000              212,000
Deficit accumulated during the development stage               (19,558,512)         (19,502,643)
                                                             -------------      ---------------
          Total Stockholders' Deficit                        $  (7,328,601)     $    (7,336,095)
                                                             -------------      ---------------
Total Liabilities and Stockholders' Deficit                  $     233,653      $       238,310
                                                             =============      ===============

   The accompanying notes are an integral part of these financial statements.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED CONDENSED INCOME STATEMENT
                   FOR THE THREE MONTHS ENDED March 31, 2004

                                                                                                          Cumulative for the
                                                                                                             period from
                                      Three Months    Three Months      Six Months       Six Months       February 20, 1986
                                         Ended            Ended           Ended            Ended            (inception) to
                                        3/31/04          3/31/03         3/31/04          3/31/03           March 31, 2004
                                    ---------------  --------------  ---------------  ---------------    -------------------

Service revenues                    $             0  $            0  $             0  $             0    $             5,000
                                    ---------------  --------------  ---------------  ---------------    -------------------
Total revenues                      $             0  $            0  $             0  $             0    $             5,000

Expenses
  Officers Salaries                         137,500         137,500          275,000          275,000              5,220,186
  Depreciation                                    0             531            1,052            1,062                199,807
  Interest expense                           10,034           9,923           20,178           20,068              1,815,689
  General and administrative                 33,819          26,714           56,862           59,185             12,036,529
  Write off of receivable from
affiliate                                         0               0                0                0              1,495,523
                                    ---------------  --------------  ---------------  ---------------    -------------------
Total expenses                      $       181,352  $      174,669  $       353,092  $       355,316    $        20,767,734
    Net loss                        $      (181,352) $     (174,669) $      (353,092) $      (355,316)   $       (20,762,734)
                                    ===============  ==============  ===============  ===============    ===================
Basic earnings per share
  Net loss per common share         $        (0.002)                 $        (0.004)
                                    ===============                  ===============
  Weighted average shares
outstanding                             826,143,744                      826,143,744
                                    ===============                  ===============

   The accompanying notes are an integral part of these financial statements.

=


                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                                                                  Cumulative for the
                                                                                                      period from
                                                                Six Months       Six Months        February 20, 1986
                                                                  Ended            Ended             (inception) to
                                                                 3/31/04          3/31/03            March 31, 2004
                                                               -------------    -------------      -----------------
Operating Activities
   Net loss                                                    $    (353,092)   $    (355,316)     $     (21,125,439)
   Adjustments to reconcile net loss to net cash
      (used) by operating activities:
   Depreciation and amortization                                       1,052            1,062                199,807
   Loss on disposition of vehicles and equipment                           0                0                 32,683
   Loss on sale of asset held for sale                                     0                0                 14,000
   Write-off of amount due from affiliate                                  0                0              1,495,523
   Write-off of Accrued expenses                                           0                0                446,824
   Write-off of note payable                                               0                0                145,425
   Shares issued for services rendered                                 2,400           10,830              3,135,212
   Shares issued for interest and finance fee                              0                0              1,850,475
   Shares issued for settlement of litigation                              0                0              1,115,023
   Changes in operating assets and liabilities:
   Prepaid expenses                                                        0                0                  2,400
   Accrued salaries-officers                                         275,000          275,000              3,744,080
   Accounts payable                                                  (20,497)           1,204                      0
   Accrued salaries, wages and payroll taxes                           4,732            1,268              1,978,096
   Judgements payable                                                  2,730            2,715                145,351
   Accrued interest payable                                           17,448           17,353                332,030
   Accrued rent                                                       18,000           18,000                195,000
                                                               -------------    -------------      -----------------
   Net cash (used) by operating activities                     $     (52,227)   $     (27,884)     $      (6,293,510)

Investing Activities
   Equipment acquisitions                                                  0                0               (325,100)
   Proceeds from disposition of vehicles                                   0                0                 30,307
   Proceeds from sale of asset held for sale                               0                0                 46,000
                                                               -------------    -------------      -----------------
   Net cash (used) by investing activities                     $           0    $           0     $        (248,793)

Financing Activities
   Proceeds from issuance of notes payable                                 0                0              2,156,683
   Advances from shareholders and others                              52,227           27,884              1,847,758
   Repayment of notes payable                                              0                0                (79,277)
   Proceeds from issuance of common stock                                  0                0              2,619,539
                                                               -------------    -------------      -----------------
   Net cash provided by financing activities                   $      52,227    $      27,884     $        6,544,703
   (Decrease) in cash                                                      0                0                  2,400
   Cash at beginning of period                                             0              142                      0
                                                               -------------    -------------      -----------------
   Cash at end of period                                       $           0    $         142     $            2,400
                                                               -------------    -------------      -----------------

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

Additional Notes to Consolidated Financial Statements are essentially the same as those stated in the Company's 10KSB/A for the year ended September 30, 2002.





                [Balance of this page intentionally left blank.]

Item 2. Management's Discussion and Analysis.

Liquidity and Capital Resources

     Over the past several years, the Company has expended substantial funds in the development of its business. Sources of capital during this time have included stock sales, advances from shareholders and short term funding. As of March 31, 2003, the Company has a working capital deficit of $7,328,600.

     In order to complete its development and reach full operational capability and, in order to satisfy existing liabilities, the Company will need to obtain substantial additional capital. Management is currently engaged in negotiations to secure the necessary funds to complete implementation of its launch technology, repay existing liabilities and fund facility construction.

Results of Operations

     Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the quarter ended March 31, 2003, the Company has incurred an accumulated deficit of $19,558,512.


Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer, our CEO, and Chief Financial Officer, our CFO, evaluated the effectiveness of our disclosure controls and procedures as defined by Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act as of March 31, 2004. Based on its evaluation, our CEO and CFO concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission's rules and forms.

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



                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company has been subject to legal proceedings and claims that have arisen in the ordinary course of business. While these claims have not and are not expected to have a material effect on the financial position of the Company, several of the claims from vendors have resulted in judgements against the company. As of March 31, 2003 these judgements total $145,351


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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