Form 10QSB/A
period 2004-06-30
E PRIME AEROSPACE CORP
filed 2006-12-20
CIK 804152

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                                  FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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



Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                    Index to Quarterly Report on Form 10QSB/A


                                                                            Page

PART I  FINANCIAL INFORMATION

Item 1  Unaudited Condensed Financial Statements

    Balance Sheet as of June 30, 2004 and June 30, 2003                        4

    Income Statement for the three and nine months ended June
    30, 2004 and June 30, 2003                                                 5

    Statement of Cash Flow for the nine months ended June 30,
    2004 and June 30, 2003                                                     6

    Notes to unaudited condensed financial statements                          7

Item 2  Management discussion and analysis of Financial Condition
        and Results of Operations                                              9

Item 3  Controls and Procedures                                                9


PART II    OTHER INFORMATION

Item 1  Legal Proceedings                                                     10

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds.          10

Item 3  Defaults Upon Senior Securities                                       10

Item 4  Submission of Matters to a Vote of Security Holders                   10

Item 5  Other Information                                                     10

Item 6  Exhibits and Reports on Form 8-K                                      10


SIGNATURES      `                                                             11

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

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED CONDENSED BALANCE SHEET
                    FOR THE THREE MONTHS ENDED JUNE 30, 2004

                                                             Nine Months        Nine Months
                                                                Ended              Ended
                                                               6/30/04            6/30/03
                                                             -------------      ---------------
ASSETS
Cash and cash equivalents                                    $           0      $           142
Prepaid expenses                                                         0                2,400
Properrty & Equip                                                  233,654              235,237
                                                             -------------      ---------------
Total Assets                                                 $     233,654      $       237,779

LIAB & STKHLDS DEFICIT
Current Liabilities:
     Notes payable (Note 4)                                        232,000              342,426
     Accounts payable                                                    0              392,723
     Judgement payable                                             146,708              141,241
     Accrued salaries and payroll taxes                          1,980,088            2,007,033
     Accrued interest                                              340,706              494,844
     Accrued rent                                                  204,000               27,000
     Accrued officers' salaries                                  3,881,580            3,330,898
     Accrued consulting fees                                             0              123,866
     Due to related parties                                        953,122              851,074
                                                             -------------      ---------------
          Total Current Liabilities                          $   7,738,204      $     7,711,106

Commitments and contingencies (Note 7)

Stockholders' Deficit
Common Stock                                                    12,017,911           11,994,479
Additional paid-in capital                                         212,000              212,000
Deficit accumulated during the development stage               (19,734,462)         (19,679,806)
                                                             -------------      ---------------
          Total Stockholders' Deficit                        $  (7,504,551)     $    (7,473,327)
                                                             -------------      ---------------
Total Liabilities and Stockholders' Deficit                  $     233,653      $       237,779
                                                             =============      ===============

   The accompanying notes are an integral part of these financial statements.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED CONDENSED INCOME STATEMENT
                    FOR THE THREE MONTHS ENDED JUNE 30, 2004

                                                                                                       Cumulative for
                                                                                                             the
                                                                                                         period from
                                      Three Months     Three Months   Nine Months    Nine Months      February 20, 1986
                                          Ended            Ended         Ended          Ended          (inception) to
                                         6/30/04          6/30/03       6/30/04        6/30/03          JUNE 30, 2004
                                     -------------     ------------   -----------    -----------      -----------------

Service revenues                     $           0     $          0   $         0    $         0      $           5,000
                                     -------------     ------------   -----------    -----------      -----------------
Total revenues                       $           0     $          0   $         0    $         0      $           5,000

Expenses
  Officers Salaries                          137,500         137,500       412,500       412,500              5,632,686
  Depreciation                                     0             531         1,052         1,593                199,807
  Interest expense                            16,412          10,034        36,590        30,102              1,852,169
  General and administrative                  22,039          29,098        78,901        88,283             12,126,205
  Write off of receivable from
affiliate                                          0               0             0             0              1,495,523
                                     -------------     ------------   -----------    -----------      -----------------
Total expenses                       $     175,950     $    177,163   $   529,042    $   532,478      $      21,306,389
                                     -------------     ------------   -----------    -----------      -----------------
    Net loss                         $    (175,950)    $   (177,163)  $  (529,042)   $  (532,478)           (21,301,389)
                                     =============     ============   ===========    ===========      =================
Basic earnings per share
  Net loss per common share                (0.0002)                       (0.0006)
                                     =============                    ===========
  Weighted average shares
outstanding                            826,160,960                    826,160,960
                                     =============                    ===========

   The accompanying notes are an integral part of these financial statements.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

                                                                                                Cumulative for the
                                                                                                   period from
                                                              Nine Months       Nine Months      February 20, 1986
                                                                 Ended            Ended           (inception) to
                                                                6/30/04          6/30/03          June 30, 2004
                                                              ------------      -----------     -------------------
Operating Activities
   Net loss                                                  $    (529,042)     $  (532,478)    $       (21,301,389)

   Adjustments to reconcile net loss to net cash
      (used) by operating activities:
   Depreciation and amortization                                     1,052            1,593                 199,807
   Loss on disposition of vehicles and equipment                         0                0                  32,683
   Loss on sale of asset held for sale                                   0                0                  14,000
   Write-off of amount due from affiliate                                0                0               1,495,523
   Write-off of Accrued expenses                                         0                0                 446,824
   Write-off of note payable                                             0                0                 145,425
   Shares issued for services rendered                               2,400           18,245               3,135,212
   Shares issued for interest and finance fee                            0                0               1,850,475
   Shares issued for settlement of litigation                            0                0               1,115,023

   Changes in operating assets and liabilities:
   Prepaid expenses                                                      0                0                   2,400
   Accrued salaries-officers                                       412,500          412,500               3,881,580
   Accounts payable                                               (20,497)            (602)                       0
   Accrued salaries, wages and payroll taxes                         6,725            1,902               1,980,089
   Judgements payable                                                4,087            4,073                 146,708
   Accrued interest payable                                         26,124           26,029                 340,706
   Accrued rent                                                     27,000           27,000                 204,000
                                                             -------------      -----------     -------------------
   Net cash (used) by operating activities                   $     (69,651)     $   (41,739)    $        (6,310,934)

Investing Activities
   Equipment acquisitions                                                0                0                (325,100)
   Proceeds from disposition of vehicles                                 0                0                  30,307
   Proceeds from sale of asset held for sale                             0                0                  46,000
                                                             -------------      -----------     -------------------
   Net cash (used) by investing activities                   $           0      $         0     $          (248,793)

Financing Activities

   Proceeds from issuance of notes payable                               0                0               2,156,683
   Advances from shareholders and others                            69,651           41,739               1,865,182
   Repayment of notes payable                                            0                0                 (79,277)
   Proceeds from issuance of common stock                                0                0               2,619,539
                                                             -------------      -----------     -------------------
   Net cash provided by financing activities                 $      69,651      $    41,739     $         6,562,127
   (Decrease) in cash                                                  (0)                0                   2,400
   Cash at beginning of period                                           0              142                       0
                                                             -------------      -----------     -------------------
   Cash at end of period                                     $           0      $       142     $             2,400


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




                       [Balance of this page left blank.]

Item 2. Management's Discussion and Analysis.

Liquidity and Capital Resources

     Over the past several years, the Company has expended substantial funds in the development of its business. Sources of capital during this time have included stock sales, advances from shareholders and short term funding. As of June 30, 2004, the Company has a working capital deficit of $7,504,550.

     In order to complete its development and reach full operational capability and, in order to satisfy existing liabilities, the Company will need to obtain substantial additional capital. Management is currently engaged in negotiations to secure the necessary funds to complete implementation of its launch technology, repay existing liabilities and fund facility construction.

Results of Operations

     Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the quarter ended June 30, 2004, the Company has incurred an accumulated deficit of $19,734,462.


Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer, our CEO, and Chief Financial Officer, our CFO, evaluated the effectiveness of our disclosure controls and procedures as defined by Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act as of June 30, 2004. Based on its evaluation, our CEO and CFO concluded that, as of June 30, 2004, our disclosure controls and procedures were
(1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission's rules and forms.

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



                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

     The Company has been subject to legal proceedings and claims that have arisen in the ordinary course of business. While these claims have not and are not expected to have a material effect on the financial position of the Company, several of the claims from vendors have resulted in judgements against the company. As of June 30, 2004 these judgements total $146,708


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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