Form 10KSB/A
period 2004-09-30
E PRIME AEROSPACE CORP
filed 2006-12-22
CIK 804152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A


(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended September 30, 2004

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


The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates of the registrant as of September 30, 2004 (based on the average of the high and low bid quotations on that date) was $7,848,850.


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

Index to Financial Statements                                                F-1

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

     As of September 30, 2004 the company had 2 full time employees and 3 consultants.

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


Item 3. Legal Proceedings.

     The Company has been subject to legal proceedings and claims which have arisen in the ordinary course of business. While these claims have not and are not expected to have a material effect on the financial position of the Company, several of the claims from vendors have resulted in judgements against the company. As of September 30, 2004 these judgements total $148,081.


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

                              Quarter Ended
           -------------------------------------------------------
           March 31      June 30       September 30    December 31
         ------------   ------------   ------------   ------------
   Year   High   Low     High   Low     High   Low     High   Low
   ----   -----  -----  -----  -----   -----  -----   -----  -----
   2003   .0220  .0190  .0300  .0220   .0180  .0150   .0130  .0110
   2004   .0120  .0110  .0150  .0150   .0095  .0095

     The number of shareholders of the Company's common stock as of September 30, 2004 was 2,797.



Item 6.  Management's Discussion and Analysis or Plan of Operation.

Liquidity and capital resources

     As indicated herein, the Company has expended substantial funds in the development of its business over the past several years. Sources of capital during this time have included stock sales and advances from shareholders. As of September 30, 2004, the Company has a working capital deficit of $7,676,072.

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

Results of Operations

     Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the year ended September 30, 2004, the Company has incurred an accumulated deficit of $21,472,910. Expenditures related to salaries and wages have been incurred principally in the development of the Company's launch technology systems.


Item 7.    Financial Statements.

     The  Financial  Statements  are  filed as page F-1 at the end of this  Form
10-KSB


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None

Item 8A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer, our CEO, and Chief Financial Officer, our CFO, evaluated the effectiveness of our disclosure controls and procedures as defined by Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act as of September 30, 2004. Based on its evaluation, our CEO and CFO concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     Betty Scott Davis is Secretary, Treasurer and Director of the Company, a position she has held since its inception. From 1962 to 1963, Mrs. Davis served in contract administration for Boeing Aerospace Corporation. From 1963 through 1967 she was employed as Technical Editor and Engineering Aid with Brown Engineering, a private aerospace engineering firm from Huntsville, Alabama, and from 1973 through 1977 she served as administrative manager for Watson Engineering and Construction Company, a small private engineering and construction firm located in Cocoa, Florida. From 1977 through 1987 she served as controller and director with E' Prime Labs, a small private product development laboratory in Titusville, Florida. Mrs. Davis spends one hundred percent of her time with the Company. Betty Davis is the wife of B. G. Davis.

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

Item 10. Executive Compensation.

                                                              Other
  Name                       Year    Salary $   Bonus $    Compensation
  ----------------------    ------   --------   -------    ------------
  Salary Paid
  -----------
  B. G. Davis                2004           0         0               0
    President                2003           0         0               0
                             2002           0         0               0

  Betty Davis                2004           0         0               0
    Secretary, Treasurer     2003           0         0               0
                             2002           0         0               0

  Salary Accrued
  --------------
  B. G. Davis                2004     300,000         0               0
    President                2003     300,000         0               0
                             2002     300,000         0               0

  Betty Davis                2004     250,000         0               0
    Secretary, Treasurer     2003     250,000         0               0
                             2002     250,000         0               0


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

                           Amount and Nature of
Name and Address of        Beneficial Owners         Percent of
 Beneficial Owner               (Shares)                Class
------------------------   --------------------      ----------
B. G. Davis                     476,800,000             57.71 %
President, Director
Titusville, Fl 32782

Richard Elrod                       950,000              0.12 %
Director
Houston, TX 77269

All Directors and Officers
As a Group                      477,750,000             57.83 %
                           ================          ==========


Item 12. Certain Relationships and Related Transactions.

     During the five year period ended September 30, 2004, the president and principal stockholder and certain employees have made advances to the Company. The advances are non-interest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying consolidated balance sheet.

     Also included in due to related parties were unpaid salaries and wages net of advances made to directors (officers and principal stockholders) of the Company.


Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits included herein:

10.1 Stock Purchase Agreement, between B. G. DAVIS, and E'PRIME AEROSPACE CORPORATION, dated July 25, 2006.
10.2      Promissory   Note   between  B.  G.  DAVIS,   and  E'PRIME   AEROSPACE
          CORPORATION, dated July 25, 2006.
10.3 Stock Pledge Agreement between OLDHAM GROUP, INC., and B. G. DAVIS, dated July 25, 2006.
10.4 GUARANTY between OLDHAM GROUP, INC., B. G. DAVIS, and JAMES D. OLDHAM, IIIdated July 25, 2006.
31.1      Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2      Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1      Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2      Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.1 Annual Meeting of the Directors of E'Prime Aerospace Corporation, dated July 25, 2006.

(b)  Reports on Form 8-K:

     No report on form 8-K was filed during the year ended September 30, 2004.
-----------
* Incorporated by reference to the Exhibits to the Company's Registration Statement No. 33-9472-D, on Form S-18.


Item 14. Principal Accountant Fees and Services.

     The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Kempisty & Company, Certified Public Accountants, PC, New York, New York.

                                                2004             2003
                                              -------          -------
Audit and Statement Preparation Fees          $12,500          $12,500
Tax Preparation Fees                          $  0.00          $  0.00
                                              -------          -------
Total                                         $12,500          $12,500

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

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended September 30, 2003, with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10 KSB/A for the year ended September 30, 2004, for filing with the Securities and Exchange Commission. The Board also approved the appointment of Kempisty & Company, Certified Public Accountants, PC as independent auditors to conduct the 2003 and 2004 audits.

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


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-4

CONSOLIDATED BALANCE SHEETS                                                 F-5

CONSOLIDATED STATEMENTS OF OPERATIONS                                       F-6

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                  F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      F-11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
E' Prime Aerospace Corporation and Subsidiaries
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of E' Prime Aerospace Corporation and Subsidiaries (A Development Stage Company) as of September 30, 2004 and the related statements of operations, changes in stockholders' (deficit) and cash flows for each of the years in the two year period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, cash flows, and changes in stockholders' equity (deficit) for the period February 20, 1986 (inception) to September 30, 2002 which were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period February 20, 1986 (inception) to September 30, 2002 is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement p

In our opinion, and based on the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E' Prime Aerospace Corporation and Subsidiaries (A Development Stage Company) at September 30, 2004 and the results of its' operations and cash flows for each of the two years in the period ended September 30, 2004 and for the period February 20, 1986 (inception) to September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that E' Prime Aerospace Corporation and Subsidiaries (A Development Stage Company) will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kempisty & Company CPAs, P.C.

Kempisty & Company
Certified Public Accountants PC
New York, New York
September 14, 2005

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2004




        ASSETS

   Property and equipment, net (Note 6)                                         $             233,654
                                                                                ---------------------

             Total Assets                                                       $             233,654
                                                                                =====================

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current Liabilities:
        Notes payable (Note 4)                                                  $             232,000
        Accounts payable                                                                          687
        Judgement payable                                                                     148,081
        Accrued salaries and payroll taxes                                                  1,982,083
        Accrued interest                                                                      349,478
        Accrued rent                                                                          213,000
        Accrued officers' salaries                                                          4,019,080
        Due to related parties                                                                965,317
                                                                                ---------------------
             Total Current Liabilities                                                      7,909,726

   Commitments and contingencies (Note 7)

   Stockholders' Deficit
   Common stock, no par value, 900,000,000 shares authorized
    826,195,392 shares at September 30, 2004 and 825,995,392
    shares at September 30, 2003 issued and outstanding (Note 5)                           12,017,911
   Additional paid-in capital                                                                 212,000
   Deficit accumulated during the development stage                                       (19,905,983)
                                                                                ---------------------
             Total Stockholders' Deficit                                        $          (7,676,072)
                                                                                ---------------------
             Total Liabilities and Stockholders' Deficit                        $             233,654
                                                                                =====================


   The accompanying notes are an integral part of these financial statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                Cummulative for
                                                          For the Year Ended                    the period from
                                                            September 30,                      February 20, 1986
                                              -------------------------------------------       (Inception) to
                                                       2004                   2003            September 30, 2004
                                              --------------------  ---------------------    -------------------
                                                     (Restated)                                    (Restated)
Service revenues                              $                  -  $                   -    $             5,000
                                              --------------------  ---------------------    -------------------
Total revenues                                                   -                      -                  5,000

  Expenses
    Officers Salaries                                      550,000                550,000              5,770,186
   Depreciation                                              1,052                  2,124                199,807
    Interest expense                                        34,896                 34,807              1,850,475
    General and administrative                             114,615                261,949             11,385,777
    Write off of receivable from affiliate                       -                      -              1,495,523
    Debt forgiveness                                             -               (790,785)              (790,785)
                                              --------------------   --------------------    -------------------
  Total expenses                                           700,563                 58,095             19,910,983
                                              --------------------   --------------------    -------------------

      Net loss                                $           (700,563)  $            (58,095)   $       (19,905,983)
                                              ====================   ====================    ===================

  Basic earnings per share
    Net loss per common share                 $              (0.00)  $              (0.00)
                                              ====================   ====================

    Weighted average shares outstanding                826,169,639            821,777,344
                                              ====================   ====================


   The accompanying notes are an integral part of these financial statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

   FOR THE PERIOD FEBRUARY 20, 1986 (DATE OF INCEPTION) TO SEPTEMBER 30, 2004


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

   FOR THE PERIOD FEBRUARY 20, 1986 (DATE OF INCEPTION) TO SEPTEMBER 30, 2004


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

   FOR THE PERIOD FEBRUARY 20, 1986 (DATE OF INCEPTION) TO SEPTEMBER 30, 2004


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

   FOR THE PERIOD FEBRUARY 20, 1986 (DATE OF INCEPTION) TO SEPTEMBER 30, 2004


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

                                  (Continued)

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

   FOR THE PERIOD FEBRUARY 20, 1986 (DATE OF INCEPTION) TO SEPTEMBER 30, 2004


                                                                                              Deficit
                                                                                            Accumulated
                                             Common Stock                 Additional        During the            Total
                                     -------------------------------        Paid-in          Development       Stockholders'
                                      Shares           Amount               Capital             Stage        Equity (Deficit)
                                     --------------  ---------------    ---------------   ---------------   ----------------

Balances at  September 30, 2002        788,254,161   $    10,504,796    $       212,000   $   (19,147,325)  $     (8,430,529)

Common stock issued for
  settlement of debt                    33,985,075         1,426,922                  -                 -          1,426,922

Common stock issued for
  services                                 826,917            18,245                  -                 -             18,245
Sale of common stock                     2,929,239            65,548                  -                 -             65,548
Net loss                                         -                 -                  -           (58,095)           (58,095)
                                     -------------   ---------------   ----------------   ---------------   ----------------
Balances at  September 30, 2003        825,995,392   $    12,015,511   $       212,000    $   (19,205,420)  $     (6,977,909)

Common stock issued for
  services                                 200,000             2,400                 -                  -              2,400
Net loss                                         -                 -                 -           (700,563)          (700,563)
                                     -------------   ---------------   ---------------   ----------------   ----------------
Balances at  September 30, 2004        826,195,392   $    12,017,911   $       212,000   $    (19,905,983)  $     (7,676,072)
                                     =============   ===============   ===============   ================   ================





                [Balance of this page intentionally left blank.]














   The accompanying notes are an integral part of these financial statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Cummulative
                                                                                                        for the period from
                                                                 For the Year Ended September 30,       February 20, 1986
                                                           ---------------------------------------       (Inception) to
                                                                2004                 2003               September 30, 2004
                                                           ------------------   ------------------    ----------------------
                                                             (Restated)                                     (Restated)

Operating Activities
   Net loss                                                $         (700,563)  $          (58,095)   $         (19,905,983)
   Adjustments to reconcile net loss to net cash
      (used) by operating activities:

   Depreciation and amortization                                        1,052                2,124                   199,807
   Loss on disposition of vehicles and equipment                            -                    -                    32,683
   Loss on sale of asset held for sale                                      -                    -                    14,000
   Write-off of amount due from affiliate                                   -                    -                    39,021
   Write-off of Accrued expenses                                            -                    -                  (711,333)
   Debt forgiveness                                                         -             (790,785)                 (825,785)
   Shares issued for services rendered                                  2,400               18,245                 3,309,543
   Shares issued for interest and finance fee                               -                    -                 2,028,070
   Shares issued for settlement of litigation                               -                    -                 1,115,023
   Changes in operating assets and liabilities:
   Prepaid expenses                                                         -                2,400                         -
   Accrued consulting fees                                                  -                    -                   123,866
   Due to related parties                                                   -                    -                 3,813,470
   Accrued salaries-officers                                          550,000              550,682                 1,100,682
   Accounts payable                                                   (19,810)              (5,375)                  368,140
   Accrued salaries, wages and payroll taxes                            8,719              (31,767)                2,078,030
   Judgements payable                                                   5,460                5,454                    10,914
   Accrued interest payable                                            34,896               34,807                 1,321,138
   Accrued expenses                                                         -                    -                   783,332
   Accrued rent                                                        36,000              177,000                   213,000
                                                           ------------------   ------------------    ----------------------
   Net cash (used) by operating activities                            (81,846)             (95,310)               (4,892,382)

Investing Activities
   Equipment acquisitions                                                   -                    -                  (493,908)
   Proceeds from disposition of vehicles                                    -                    -                    30,307
   Proceeds from sale of asset held for sale                                -                    -                    46,000
   Increase in asset held for sale                                          -                    -                   (60,000)
   Advances to affiliate                                                    -                    -                   (39,021)
   Organization costs                                                       -                    -                    (2,544)
                                                           ------------------   ------------------    ----------------------
   Net cash (used) by investing activities                                  -                    -                  (519,166)

Financing Activities
   Proceeds from issuance of notes payable                                  -                    -                 2,156,683
   Advances from shareholders and others                                81,846              29,620                 1,237,110
   Repayment of notes payable                                               -                    -                (1,206,954)
   Proceeds from issuance of common stock                                   -               65,548                 3,012,709
   Additional paid-in capital                                               -                    -                   212,000
                                                           ------------------   ------------------    ----------------------
   Net cash provided by financing activities                           81,846               95,168                 5,411,548
                                                           ------------------   ------------------    ----------------------
   (Decrease) in cash                                                       -                 (142)                        -
   Cash at beginning of period                                              -                  142                         -
                                                           ------------------   ------------------    ----------------------
   Cash at end of period                                   $                -   $                -    $                    -
                                                           ==================   ==================    ======================

   The accompanying notes are an integral part of these financial statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                      For the Year Ended
                                                                         September 30,
                                                               -------------------------------
                                                                  2004             2003
                                                               --------------   --------------
Supplemental Disclosures of Cash Flow Information

Cash paid during year for:

   Interest                                                    $            -   $            -
                                                               ==============   ==============
   Income taxes                                                $            -   $            -
                                                               ==============   ==============


                                                                                                          Cummulative
                                                                       For the Year Ended             for the period from
                                                                           September 30,               February 20, 1986
                                                       Number         ---------------------------       (Inception) to
                                                      Of Shares           2004           2003         September 30, 2004
                                                   --------------     ------------   ------------    --------------------

Common stock issued for services                          200,000     $      2,400
Common stock issued for services                          826,917                    $     18,245
Common stock issued for services                       57,884,952                                    $          3,135,212
Repayment of debt                                      33,985,075                                    $          1,426,922
Repayment of debt                                      56,234,539                                    $          1,765,406
Conversion of notes                                     2,667,000                                    $             80,000
Settlement of litigation                               11,750,000                                    $          1,115,023
Exercise of warrants                                    5,613,620                                    $            341,365
Payments to officers                                   42,630,081                                    $            912,160
Payment of interest and finance charges                82,525,347                                    $          1,850,475
Common stock merger issued for reverse
  acquisition                                         526,933,000                                    $            201,136

   The accompanying notes are an integral part of these financial statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


Note 1-ORGANIZATION AND OPERATIONS

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

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financials include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Depreciation

Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives of the assets. The Company for 2004 has charged $1,052 and $2,124 for 2003 and thereafter has ceased depreciating its equipment. This launching equipment is being held in storage and will be depreciated over its estimated useful life when put into use.

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

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Common Stock issued for Services or Payment of Debt

Common stock issued for services or in payment of debt is recorded at the estimated value of the stock at the dates of issuance based upon reported market prices or the value of the services..

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

During the year ended September 30, 2004 the amount due to related parties increased by $81,645 for a total of $965,317. The increase was from operating expenses paid by an officer/stockholder.


Note 4- NOTES PAYABLE

Notes payable at September 30, 2004 and 2003 consist of:

Note payable at 15% interest, collateralized by fixed assets   $      142,500
Note payable at 15% interest, collateralized by fixed assets           52,500
Other notes payable at 15% interest                                    37,000
                                                               --------------
     Total Notes Payable                                       $      232,000

All notes payable are in default and are classified as current assets on the balance sheet.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


Note 5- COMMON STOCK

The Company issued 200,000 shares of common stock during fiscal 2004 and 826,917 shares during fiscal 2003, valued at $2,400 and $18,245, respectively, for consulting services rendered during such years.

As of September 30, 2004, the Company had outstanding Series B warrants that entitle the holder to purchase one share of common stock at $0.20 per share on or at any time before December 31, 2004. On December 6, 2004 the Board of Directors extended the B warrant expiration date to December 31, 2005.

The Company has the right to redeem the Series B warrants upon 30 days written notice, at $0.0002 per warrant, during the respective periods which the warrants are exercisable. As of September 30, 2004, there were 12,471,800 shares reserved for warrant exercise.


Note 6- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                   September 30,
                                               2004           2003
                                           -------------    -------------
  Launch and support equipment             $     233,654    $     233,654
  Furniture and fixtures                          57,432           57,432
  Computer equipment                              34,014           34,014
                                           -------------    -------------
                                                 325,100          325,100
         Less: Accumulated depreciation          (91,446)         (90,394)
                                           -------------    -------------
                                           $     233,654    $     234,706

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

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


Note 7- COMMITMENTS AND CONTINGENCIES

The Company maintains its principal offices in Titusville, Florida. Currently, the office space is leased on a month to month basis.

Additionally, the Company stores equipment in a warehouse in Memphis, TN at a cost of $3,000 per month, since October, 1998. No rent has been paid to date. The rent payable per the rental agreement at September 30, 2004 is $213,000.

Total rental expense was $48,102 for the year ended September 30, 2004 and $191,295 for the year ended September 30, 2003.


Note 8- INCOME TAXES

Due to the Company's net loss, there was no provision for income taxes. The Company has net operating loss carry forwards for income tax purposes of approximately $9,500,000 at September 30, 2004. These carry forward losses are available to offset future taxable income, if any, and expired starting in the year 2002. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the Company's tax provision were as follows:

                                                     September 30,
                                              ------------------------------
                                                   2004            2003
                                              --------------   -------------
Current income tax (benefit) expense          $      280,000   $     282,000
Deferred income tax expense (benefit)               (280,000)       (282,000)
                                              --------------   -------------
                                              $            -   $           -
                                              ==============   =============

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


Note 9- INCOME TAXES (continued)

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the periods ended September 30, 2003 and 2002:

                                                     September 30,
                                              ------------------------------
                                                   2004            2003
                                              --------------   -------------
Tax expense (benefit) at Federal rate (34%)            34.0%           34.0%
State and local income tax,
  net of Federal benefit                                6.0%            6.0%
Change in valuation allowance                         -40.0%          -40.0%
                                              --------------   -------------
  Net income tax (benefit) allowance                       -               -
                                              ==============   =============

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

                                                     September 30,
                                              ------------------------------
                                                   2004            2003
                                              --------------   -------------
Deferred tax asset:
Net operating loss carry forward              $    3,800,000   $   3,700,000
Valuation allowance                               (3,800,000)     (3,700,000)
                                              --------------   -------------
  Net deferred tax assets                     $            -   $           -
                                              ==============   =============

The Company has recognized no income tax benefit for the losses generated for the periods through September 30, 2004.

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, it believes that the full valuation allowance should be provided. The valuation allowance decreased approximately $100,000 in fiscal 2004 and increased approximately $500,000 in fiscal 2003.