Form 10QSB/A
period 2004-12-31
E PRIME AEROSPACE CORP
filed 2007-02-08
CIK 804152

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                                  FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004

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



As of December 31,2004, the registrant has outstanding 826,195,392 shares of common stock and 12,471,800 "B" Stock Purchase Warrants.



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


Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                    Index to Quarterly Report on Form 10QSB/A


                                                                            Page

PART I  FINANCIAL INFORMATION

Item 1  Unaudited Condensed Financial Statements

    Balance Sheet as of December 31, 2004 and December 31, 2003                4

    Income Statement for the three months ended December 31, 2004
    and December 31, 2003                                                      5

    Statement of Cash Flow for the three months ended
    December 31, 2004 and December 31, 2003                                    6

    Notes to unaudited condensed financial statements                          7

Item 2  Management discussion and analysis of Financial Condition
        and Results of Operations                                              9

Item 3  Controls and Procedures                                                9


PART II    OTHER INFORMATION

Item 1  Legal Proceedings                                                     10

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds.          10

Item 3  Defaults Upon Senior Securities                                       10

Item 4  Submission of Matters to a Vote of Security Holders                   10

Item 5  Other Information                                                     10

Item 6  Exhibits and Reports on Form 8-K                                      10


SIGNATURES                                                                    11

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


                          E'PRIME AEROSPACE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED CONDENSED BALANCE SHEET
                        FOR THE PERIOD ENDED DECEMBER 31

                                                               Period               Period
                                                                Ended                Ended
                                                               12/31/04            12/31/03
                                                             -------------      ---------------
ASSETS
Cash and cash equivalents                                    $           0      $             0
Prepaid expenses                                                         0                    0
Properrty & Equip                                                  233,654              233,654
                                                             -------------      ---------------
Total Assets                                                 $     233,654      $       233,654

LIAB & STKHLDS DEFICIT
Current Liabilities:
     Notes payable (Note 4)                                        232,000              232,000
     Accounts payable                                                    0               20,555
     Judgement payable                                             149,453              143,993
     Accrued salaries and payroll taxes                          1,975,974            1,975,358
     Accrued interest                                              358,249              323,354
     Accrued rent                                                  222,000              186,000
     Accrued officers' salaries                                  4,156,580            3,606,580
     Accrued consulting fees                                             0                    0
     Due to related parties                                        975,304              893,062
                                                             -------------      ---------------
          Total Current Liabilities                          $   8,069,560      $     7,380,902

Commitments and contingencies (Note 7)

Stockholders' Deficit
Common Stock                                                    12,017,911           12,017,911
Additional paid-in capital                                       1,778,927              212,000

Deficit accumulated during the development stage                21,632,744)         (19,377,159)
                                                             -------------      ---------------
          Total Stockholders' Deficit                        $  (7,835,906)     $    (7,147,248)

Total Liabilities and Stockholders' Deficit                  $     233,654      $       233,654
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

                          E'PRIME AEROSPACE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED CONDENSED INCOME STATEMENT
                     FOR THE THREE MONTHS ENDED DECEMBER 31

                                                                                        Cumulative for the
                                                                                           period from
                                                  Three Months     Three Months         February 20, 1986
                                                      Ended           Ended               (inception) to
                                                    12/31/04         12/31/03           December 31, 2004
                                                --------------  ---------------       -------------------

      Service revenues                           $            0  $             0       $             5,000
                                                --------------  ---------------       -------------------

      Total revenues                            $            0  $             0       $             5,000

      Expenses
        Officers Salaries                              137,500          137,500                 5,907,686
        Depreciation                                         0            1,052                   199,807
        Interest expense                                10,144           10,144                 1,860,619
        General and administrative                      12,191           23,043                11,397,968
        Write off of receivable from affiliate               0                0                 1,495,523
        Debt forgiveness                                                                         (790,785)
                                                --------------  ---------------       -------------------
      Total expenses                            $      159,835  $       171,739       $        20,070,818
                                                --------------  ---------------       -------------------
          Net loss                              $     (159,835) $      (171,739)      $       (20,065,818)
                                                ==============  ===============       ===================
      Basic earnings per share
        Net loss per common share                               $       (0.0002)
                                                ==============  ===============
        Weighted average shares outstanding        826,195,392      826,092,095
                                                ==============  ===============

   The accompanying notes are an integral part of these financial statements.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31

                                                                                                        Cumulative for the
                                                                                                           period from
                                                                 Three Months        Three Months       February 20, 1986
                                                                     Ended               Ended            (inception) to
                                                                   12/31/04            12/31/03         December 31, 2004
                                                                 -------------      ---------------     ------------------
Operating Activities
   Net loss                                                      $   (159,835)      $      (171,739)    $      (20,065,818)
Adjustments to reconcile net loss to net cash
      (used) by operating activities:
   Depreciation and amortization                                            0                 1,052                199,807
   Loss on disposition of vehicles and equipment                            0                     0                 32,683
   Loss on sale of asset held for sale                                      0                     0                 14,000
   Write-off of amount due from affiliate                                   0                     0                 39,021
   Write-off of Accrued expenses                                            0                     0               (711,333)
   Write-off of note payable                                                0                     0                      0
   Impairment of Fixed assests                                              0                     0                      0
   Debt Forgiveness                                                                                               (825,785)
   Shares issued for services rendered                                      0                 2,400              3,309,543
   Shares issued for interest and finance fee                               0                     0              2,028,070
   Shares issued for settlement of litigation                               0                     0              1,115,023
Changes in operating assets and liabilities:
   Prepaid expenses                                                         0                     0                      0
   Accrued consulting fees                                                                                         123,866
   Due to related parties                                                                                        3,813,470
   Accrued salaries-officers                                           137,500              137,500              1,238,182
   Accounts payable                                                       (687)                  58                367,453
   Accrued salaries, wages and payroll taxes                            (6,108)               1,994              2,071,922
   Judgements payable                                                    1,372                1,372                 12,286
   Accrued interest payable                                              8,771                8,771              1,329,910
   Accrued expenses                                                                                                783,332
   Accrued rent                                                          9,000                9,000                222,000
                                                                 -------------      ---------------     ------------------
   Net cash (used) by operating activities                              (9,986)              (9,591)            (4,902,368)

Investing Activities
   Equipment acquisitions                                                    0                    0               (493,908)
   Proceeds from disposition of vehicles                                     0                    0                 30,307
   Proceeds from sale of asset held for sale                                 0                    0                 46,000
   Increase in asset held for sale                                           0                    0                (60,000)
   Advances to affiliate                                                     0                    0                (39,021)
   Organization costs                                                        0                    0                 (2,544)
                                                                 -------------      ---------------     ------------------
   Net cash (used) by investing activities                                   0                    0               (519,166)

Financing Activities
   Proceeds from issuance of notes payable                                   0                    0              2,156,683
   Advances from shareholders and others                                 9,986                9,591              1,247,096
   Repayment of notes payable                                                0                    0             (1,206,954)
   Proceeds from issuance of common stock                                    0                    0              3,012,709
   Additional paid-in capital                                                0                    0                212,000
                                                                 -------------      ---------------     ------------------
   Net cash provided by financing activities                             9,986                9,591              5,209,534
   (Decrease) in cash                                                       (0)                  (0)                    (0)
   Cash at beginning of period                                               0                    0                      0
                                                                 -------------      ---------------     ------------------
   Cash at end of period                                         $          (0)     $             0     $               (0)

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

On July 1, 1992, the Company formed E'Prime Aerospace Corporation of Delaware a non-operating subsidiary.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has incurred significant acquisition and operating debt, which is in default, and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.

Management intends to seek equity and/or debt financing in the form of a private placement or a public offering to provide additional equity capital. Such additional financing may not be available to the Company, when and if needed, or on acceptable terms if at all.

The ability of the Company to continue as a going concern is dependent on the success of these actions. The consolidated financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

COMMON STOCK

As of September 30, 2004, the Company had outstanding Series B warrants that entitle the holder to purchase one share of common stock at $0.20 per share on or at any time before December 31, 2004. On December 6, 2004 the Board of Directors extended the B warrant expiration date to December 31, 2005.

The Company has the right to redeem the Series B warrants upon 30 days written notice, at $0.0002 per warrant, during the respective periods which the warrants are exercisable. As of December 31, 2004, there were 12,471,800 shares reserved for warrant exercise.

Additional Notes to Consolidated Financial Statements are essentially the same as those stated in the Company's 10KSB/A for the year ended September 30, 2004.

Item 2. Management's Discussion and Analysis.

Liquidity and Capital Resources

     Over the past several years, the Company has expended substantial funds in the development of its business. Sources of capital during this time have included stock sales, advances from shareholders and short term funding. As of December 31, 2004, the Company has a working capital deficit of $7,835,906.

     In order to complete its development and reach full operational capability and, in order to satisfy existing liabilities, the Company will need to obtain substantial additional capital. Management is currently engaged in negotiations to secure the necessary funds to complete implementation of its launch technology, repay existing liabilities and fund facility construction.

Results of Operations

     Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the quarter ended December 31, 2004, the Company has incurred an accumulated deficit of $21,632,744.


Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer, our CEO, and Chief Financial Officer, our CFO, evaluated the effectiveness of our disclosure controls and procedures as defined by Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act as of December 31,2004. Based on its evaluation, our CEO and CFO concluded that, as of December 31,2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission's rules and forms. On August 21, 2006, Doug Oldham was appointed Chairman, President and Chief Executive Officer of E'Prime Aerospace Corporation while Jean Oldham was appointed as Director and interim Secretary. Effective August 21, 2006, Bob Davis, then-Chairman , Chief Executive Officer and President, while remaining as a Director,resigned as Chairman, CEO and President, Betty Davis resigned as Director, Secretary and Treasurer and Richard Elrod resigned as Director. As a result, our new Board of Directors appointed Leslie Shealey as Acting Chief Financial Officer and principal accounting officer for purposes of evaluating our disclosure controls and procedures, as described above, and for signing the Section 302 and 906 certifications included with this Quarterly Report on Form 10-QSB. Changes in Internal Controls No change in our internal controls over financial reporting (as defined in Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

     The Company has been subject to legal proceedings and claims that have arisen in the ordinary course of business. While these claims have not and are not expected to have a material effect on the financial position of the Company, several of the claims from vendors have resulted in judgements against the company. As of December 31, 2004 these judgements total $149,453.


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

                   E'Prime Aerospace Corporation (Registrant)


         By: /s/ James D Oldham III
             ------------------------------------------
                 James D Oldham III
                 Chief Executive Officer and President

       Date:


         By: /s/ Leslie Shealey
             ------------------------------------------
                 Leslie Shealey
                 Chief Financial Officer

       Date: