Form 10QSB/A
period 2005-03-31
E PRIME AEROSPACE CORP
filed 2007-02-08
CIK 804152

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



Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                    Index to Quarterly Report on Form 10QSB/A


                                                                            Page

PART I  FINANCIAL INFORMATION

Item 1  Unaudited Condensed Financial Statements

    Balance Sheet as of March 31, 2005 and March 31, 2004                      4

    Income Statement for the three and six months ended March 31, 2005
    and March 31, 2004                                                         5

    Statement of Cash Flow for the six months ended March 31, 2005
    and March 31, 2004                                                         6

    Notes to unaudited condensed financial statements                          7

Item 2  Management discussion and analysis of Financial Condition
        and Results of Operations                                              9

Item 3  Controls and Procedures                                                9


PART II    OTHER INFORMATION

Item 1  Legal Proceedings                                                     10

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds.          10

Item 3  Defaults Upon Senior Securities                                       10

Item 4  Submission of Matters to a Vote of Security Holders                   10

Item 5  Other Information                                                     10

Item 6  Exhibits and Reports on Form 8-K                                      10


SIGNATURES      `                                                             11

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

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED CONDENSED BALANCE SHEET
                      FOR THE PERIOD ENDED MARCH 31, 2005

                                                                 Six Months        Six Months
                                                                   Ended             Ended
                                                                  3/31/05           3/31/04
                                                             -------------      ---------------
ASSETS
Cash and cash equivalents                                    $             0    $             0
Prepaid expenses                                                           0                  0
Properrty & Equip                                                    233,654            233,654
                                                             ---------------    ---------------
Total Assets                                                 $       233,654    $       233,654

LIAB & STKHLDS DEFICIT
Current Liabilities:
     Notes payable (Note 4)                                          232,000            232,000
     Accounts payable                                                    162                  0
     Judgement payable                                               150,796            145,351
     Accrued salaries and payroll taxes                            1,969,866          1,978,095
     Accrued interest                                                366,831            332,030
     Accrued rent                                                    231,000            195,000
     Accrued officers' salaries                                    4,294,080          3,744,080
     Accrued consulting fees                                               0                  0
     Due to related parties                                          986,379            935,698
                                                             ---------------    ---------------
          Total Current Liabilities                          $     8,231,113    $     7,562,254

Commitments and contingencies (Note 7)

Stockholders' Deficit
Common Stock                                                      12,018,911         12,017,911
Additional paid-in capital                                         1,778,927            212,000
Deficit accumulated during the development stage                 (21,795,297)       (19,558,512)
                                                             ---------------    ---------------
          Total Stockholders' Deficit                        $    (7,997,459)   $    (7,328,601)
                                                             ---------------    ---------------
Total Liabilities and Stockholders' Deficit                  $       233,654    $       233,653
                                                             ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED CONDENSED INCOME STATEMENT
                 FOR THE THREE/SIX MONTHS ENDED March 31, 2005

                                                                                                          Cumulative for the
                                                                                                             period from
                                      Three Months    Three Months      Six Months       Six Months       February 20, 1986
                                         Ended            Ended           Ended            Ended            (inception) to
                                        3/31/05          3/31/04         3/31/05          3/31/04           March 31, 2005
                                    ---------------  --------------  ---------------  ---------------    -------------------

Service revenues                    $             0  $            0  $             0  $             0    $             5,000
                                    ---------------  --------------  ---------------  ---------------    -------------------
Total revenues                      $             0  $            0  $             0  $             0    $             5,000

Expenses
  Officers Salaries                         137,500         137,500          275,000          275,000              6,045,186
  Depreciation                                    0               0                0            1,052                199,807
  Interest expense                            9,923          10,034           20,067           20,178              1,870,542
  General and administrative                 15,129          33,819           27,321           56,862             11,413,098
  Write off of receivable from
affiliate                                         0               0                0                0              1,495,523
  Debt forgiveness                                                                                                  (790,785)
                                    ---------------  --------------  ---------------  ---------------    -------------------
Total expenses                      $       162,553  $      181,352  $       322,388  $       353,092    $        21,024,156

    Net loss                        $      (162,553) $     (181,352) $      (322,388) $      (353,092)   $       (21,019,156)
                                    ===============  ==============  ===============  ===============    ===================

Basic earnings per share
  Net loss per common share

  Weighted average shares
outstanding                             826,245,941     826,143,744      826,245,941      826,143,744
                                    ===============  ==============  ===============  ===============

   The accompanying notes are an integral part of these financial statements.

=


                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED MARCH 31, 2005

                                                                                                  Cumulative for the
                                                                                                      period from
                                                                Six Months       Six Months        February 20, 1986
                                                                  Ended            Ended             (inception) to
                                                                 3/31/05          3/31/04            March 31, 2005
                                                               -------------    -------------      -----------------
Operating Activities
   Net loss                                                    $    (162,553)   $    (353,092)     $     (20,228,371)
   Adjustments to reconcile net loss to net cash
      (used) by operating activities:
   Depreciation and amortization                                           0            1,052                199,807
   Loss on disposition of vehicles and equipment                           0                0                 32,683
   Loss on sale of asset held for sale                                     0                0                 14,000
   Write-off of amount due from affiliate                                  0                0                 39,021
   Write-off of Accrued expenses                                           0                0               (711,333)
   Write-off of note payable                                               0                0                      0
   Impairment of Fixed assests                                             0                0                      0
   Debt Forgiveness                                                        0                0              (825,785)
   Shares issued for services rendered                                 1,000            2,400              3,310,543
   Shares issued for interest and finance fee                              0                0              2,028,070
   Shares issued for settlement of litigation                              0                0              1,115,023
   Changes in operating assets and liabilities:
   Prepaid expenses                                                        0                0                      0
   Accrued consulting fees                                                 0                0                123,866
   Due to related parties                                                  0                0              3,813,470
   Accrued salaries-officers                                         137,500          275,000              1,375,682
   Accounts payable                                                      162          (20,497)               367,615
   Accrued salaries, wages and payroll taxes                          (6,108)           4,732              2,065,814
   Judgements payable                                                  1,343            2,730                 13,629
   Accrued interest payable                                            8,581           17,448              1,338,491
   Accrued expenses                                                        0                0                783,332
   Accrued rent                                                        9,000           18,000                231,000
                                                               -------------    -------------      -----------------
   Net cash (used) by operating activities                     $     (11,075)   $     (52,227)     $      (4,913,443)

Investing Activities
   Equipment acquisitions                                                  0                0               (493,908)
   Proceeds from disposition of vehicles                                   0                0                 30,307
   Proceeds from sale of asset held for sale                               0                0                 46,000
   Increase in asset held for sale                                         0                0                (60,000)
   Advances to affiliate                                                   0                0                (39,021)
   Organization costs                                                      0                0                 (2,544)
                                                               -------------    -------------      -----------------
   Net cash (used) by investing activities                     $           0    $           0      $        (417,601)

Financing Activities
   Proceeds from issuance of notes payable                                 0                0              2,156,683
   Advances from shareholders and others                              11,075           52,227              1,258,171
   Repayment of notes payable                                              0                0             (1,206,954)
   Proceeds from issuance of common stock                                  0                0              3,012,709
   Additional paid-in capital                                              0                0                212,000
                                                               -------------    -------------      -----------------
   Net cash provided by financing activities                   $      11,075    $      52,227      $       5,220,609
   (Decrease) in cash                                                      0               (0)              (110,435)
   Cash at beginning of period                                             0              142                      0
                                                               -------------    -------------      -----------------
   Cash at end of period                                       $           0    $         142      $        (110,435)
                                                               -------------    -------------      -----------------

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

The Company has the right to redeem the Series B warrants upon 30 days written notice, at $0.0002 per warrant, during the respective periods which the warrants are exercisable. As of March 31, 2005, there were 12,471,800 shares reserved for warrant exercise.

Additional Notes to Consolidated Financial Statements are essentially the same as those stated in the Company's 10KSB/A for the year ended September 30, 2002.

Item 2. Management's Discussion and Analysis.

Liquidity and Capital Resources

     Over the past several years, the Company has expended substantial funds in the development of its business. Sources of capital during this time have included stock sales, advances from shareholders and short term funding. As of March 31, 2005, the Company has a working capital deficit of $7,997,459.

     In order to complete its development and reach full operational capability and, in order to satisfy existing liabilities, the Company will need to obtain substantial additional capital. Management is currently engaged in negotiations to secure the necessary funds to complete implementation of its launch technology, repay existing liabilities and fund facility construction.

Results of Operations

     Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the quarter ended March 31, 2005, the Company has incurred an accumulated deficit of $21,795,297.


Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer, our CEO, and Chief Financial Officer, our CFO, evaluated the effectiveness of our disclosure controls and procedures as defined by Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act as of March 31, 2005. Based on its evaluation, our CEO and CFO concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission's rules and forms.

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