Form 10QSB/A
period 2004-12-31
E PRIME AEROSPACE CORP
filed 2007-02-09
CIK 804152

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

                   E'Prime Aerospace Corporation (Registrant)


         By: /s/ James D Oldham III
             ------------------------------------------
                 James D Oldham III
                 Chief Executive Officer and President

       Date: February 1, 2007


         By: /s/ Leslie Shealey
             ------------------------------------------
                 Leslie Shealey
                 Chief Financial Officer

       Date: February 1, 2007