Form 10QSB/A
period 2005-03-31
E PRIME AEROSPACE CORP
filed 2007-02-09
CIK 804152

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                                  FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company has been subject to legal proceedings and claims that have arisen in the ordinary course of business. While these claims have not and are not expected to have a material effect on the financial position of the Company, several of the claims from vendors have resulted in judgements against the company. As of March 31, 2005 these judgements total $150,796


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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