Form 10QSB/A
period 2005-06-30
E PRIME AEROSPACE CORP
filed 2007-02-09
CIK 804152

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                                  FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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



Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                    Index to Quarterly Report on Form 10QSB/A


                                                                            Page

PART I  FINANCIAL INFORMATION

Item 1  Unaudited Condensed Financial Statements

    Balance Sheet as of June 30, 2005 and June 30, 2004                        4

    Income Statement for the three and nine months ended June
    30, 2005 and June 30, 2004                                                 5

    Statement of Cash Flow for the nine months ended June 30,
    2005 and June 30, 2004                                                     6

    Notes to unaudited condensed financial statements                          7

Item 2  Management discussion and analysis of Financial Condition
        and Results of Operations                                              9

Item 3  Controls and Procedures                                                9


PART II    OTHER INFORMATION

Item 1  Legal Proceedings                                                     10

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds.          10

Item 3  Defaults Upon Senior Securities                                       10

Item 4  Submission of Matters to a Vote of Security Holders                   10

Item 5  Other Information                                                     10

Item 6  Exhibits and Reports on Form 8-K                                      10


SIGNATURES      `                                                             11

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

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED CONDENSED BALANCE SHEET
                       FOR THE PERIOD ENDED JUNE 30, 2005

                                                             Nine Months        Nine Months
                                                                Ended              Ended
                                                               6/30/05            6/30/04
                                                             -------------      ---------------
ASSETS
Cash and cash equivalents                                    $              0   $              0
Prepaid expenses                                                            0                  0
Properrty & Equip                                                     233,654            233,654
                                                             ----------------   ----------------

Total Assets                                                 $        233,654   $        233,654

LIAB & STKHLDS DEFICIT
Current Liabilities:
     Notes payable (Note 4)                                           232,000            232,000
     Accounts payable                                                       0                  0
     Judgement payable                                                152,153            146,708
     Accrued salaries and payroll taxes                             1,963,759          1,980,088
     Accrued interest                                                 375,507            340,706
     Accrued rent                                                     240,000            204,000
     Accrued officers' salaries                                     4,431,580          3,881,580
     Accrued consulting fees                                                0                  0
     Due to related parties                                         1,003,104            953,122
                                                             ----------------   ----------------
          Total Current Liabilities                          $      8,398,102   $      7,738,204

Commitments and contingencies (Note 7)

Stockholders' Deficit
Common Stock                                                       12,018,911         12,017,911
Additional paid-in capital                                          1,778,927            212,000
Deficit accumulated during the development stage                  (21,962,286)       (19,734,462)
                                                             ----------------   ----------------
          Total Stockholders' Deficit                        $     (8,164,448)  $     (7,504,551)
                                                             ----------------   ----------------
Total Liabilities and Stockholders' Deficit                  $        233,654   $        233,653
                                                             ================   ===============

   The accompanying notes are an integral part of these financial statements.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED CONDENSED INCOME STATEMENT
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005

                                                                                                       Cumulative for
                                                                                                             the
                                                                                                         period from
                                      Three Months     Three Months   Nine Months    Nine Months      February 20, 1986
                                          Ended            Ended         Ended          Ended          (inception) to
                                         6/30/05          6/30/04       6/30/05        6/30/04          JUNE 30, 2005
                                     -------------     ------------   -----------    -----------      -----------------
Service revenues                     $           0     $          0   $         0    $         0      $           5,000
                                     -------------     ------------   -----------    -----------      -----------------
Total revenues                       $           0     $          0   $         0    $         0      $           5,000

Expenses
  Officers Salaries                        137,500          137,500       412,500        412,500              6,182,686
  Depreciation                                   0                0             0          1,052                199,807
  Interest expense                          10,034           16,412        30,101         36,590              1,880,576
  General and administrative                19,456           22,039        46,776         78,901             11,432,554
  Write off of receivable from
    affiliate                                    0                0             0              0              1,495,523
  Debt forgiveness                               0                0             0              0               (790,785)
                                     -------------     ------------   -----------    -----------      -----------------
Total expenses                       $     166,989     $    175,950   $              $   529,042      $      21,191,146
                                     -------------     ------------   -----------    -----------      -----------------
    Net loss                         $    (166,989)    $   (175,950)  $              $  (529,042)     $     (21,186,146)
                                     =============     ============   ===========    ===========      =================
Basic earnings per share
  Net loss per common share

  Weighted average shares
    outstanding                        826,295,758      826,160,960   826,295,758    826,160,960
                                     =============     ============   ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                       FOR THE PERIOD ENDED JUNE 30, 2005

                                                                                                Cumulative for the
                                                                                                   period from
                                                              Nine Months       Nine Months      February 20, 1986
                                                                 Ended            Ended           (inception) to
                                                                6/30/05          6/30/04          June 30, 2005
                                                              ------------      -----------     -------------------
Operating Activities
   Net loss                                                  $    (489,377)     $  (529,042)    $       (20,555,196)
   Adjustments to reconcile net loss to net cash
      (used) by operating activities:
   Depreciation and amortization                                         0            1,052                 199,807
   Loss on disposition of vehicles and equipment                         0                0                  32,683
   Loss on sale of asset held for sale                                   0                0                  14,000
   Write-off of amount due from affiliate                                0                0                  39,021
   Write-off of Accrued expenses                                         0                0                (711,333)
   Write-off of note payable                                             0                0                       -
   Impairment of Fixed assests                                           0                                        -
   Debt Forgiveness                                                                                        (825,785)
   Shares issued for services rendered                               1,000            2,400               3,310,543
   Shares issued for interest and finance fee                            0                0               2,028,070
   Shares issued for settlement of litigation                            0                0               1,115,023

Changes in operating assets and liabilities:
   Prepaid expenses                                                      0                0                       -
   Accrued consulting fees                                                                                  123,866
   Due to related parties                                                                                 3,813,470
   Accrued salaries-officers                                       412,500          412,500               1,650,682
   Accounts payable                                                   (687)         (20,497)                366,765
   Accrued salaries, wages and payroll taxes                       (18,323)           6,725               2,053,599
   Judgements payable                                                4,072            4,087                  16,359
   Accrued interest payable                                         26,028           26,124               1,355,938
   Accrued expenses                                                                                         783,332
   Accrued rent                                                     27,000           27,000                 249,000
                                                              ------------      -----------     -------------------
   Net cash (used) by operating activities                    $    (37,787)     $   (69,651)    $        (4,940,155)

Investing Activities
   Equipment acquisitions                                                0                0                (493,908)
   Proceeds from disposition of vehicles                                 0                0                  30,307
   Proceeds from sale of asset held for sale                             0                0                  46,000
   Increase in asset held for sale                                       0                0                 (60,000)
   Advances to affiliate                                                 0                0                 (39,021)
   Organization costs                                                    0                0                  (2,544)
                                                              ------------      -----------     -------------------
   Net cash (used) by investing activities                    $          0      $         0     $          (519,166)

Financing Activities
   Proceeds from issuance of notes payable                               0                0               2,156,683
   Advances from shareholders and others                            37,787           69,651               1,284,883
   Repayment of notes payable                                            0                0              (1,206,954)
   Proceeds from issuance of common stock                                0                0               3,012,709
   Additional paid-in capital                                            0                0                 212,000
                                                              ------------      -----------     -------------------
   Net cash provided by financing activities                  $     37,787      $    69,651     $         5,459,321
   (Decrease) in cash                                                    0               (0)                     (0)

   Cash at beginning of period                                           0                0                       -
                                                              ------------      -----------     -------------------
   Cash at end of period                                      $          0      $         0     $                (0)

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

The Company has the right to redeem the Series B warrants upon 30 days written notice, at $0.0002 per warrant, during the respective periods which the warrants are exercisable. As of June 30, 2005, there were 12,471,800 shares reserved for warrant exercise.

Additional Notes to Consolidated Financial Statements are essentially the same as those stated in the Company's 10KSB for the year ended September 30, 2002.

Item 2. Management's Discussion and Analysis.

Liquidity and Capital Resources

     Over the past several years, the Company has expended substantial funds in the development of its business. Sources of capital during this time have included stock sales, advances from shareholders and short term funding. As of June 30, 2005, the Company has a working capital deficit of $8,164,448.

     In order to complete its development and reach full operational capability and, in order to satisfy existing liabilities, the Company will need to obtain substantial additional capital. Management is currently engaged in negotiations to secure the necessary funds to complete implementation of its launch technology, repay existing liabilities and fund facility construction.

Results of Operations

     Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the quarter ended June 30, 2005, the Company has incurred an accumulated deficit of $21,962,286.


Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer, our CEO, and Chief Financial Officer, our CFO, evaluated the effectiveness of our disclosure controls and procedures as defined by Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act as of June 30, 2004. Based on its evaluation, our CEO and CFO concluded that, as of June 30, 2005, our disclosure controls and procedures were
(1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

     The Company has been subject to legal proceedings and claims that have arisen in the ordinary course of business. While these claims have not and are not expected to have a material effect on the financial position of the Company, several of the claims from vendors have resulted in judgements against the company. As of June 30, 2005 these judgements total $152,153


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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