Form 10KSB/A
period 2005-09-30
E PRIME AEROSPACE CORP
filed 2007-02-09
CIK 804152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A


(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended September 30, 2005

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


The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates of the registrant as of September 30, 2005 (based on the average of the high and low bid quotations on that date) was $5,991,367.


As of September 30, 2005, the registrant has outstanding 826,395,392 shares of common stock and 12,471,800 "B" Stock Purchase Warrants.


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


Transitional Small Business Disclosure Format (Check one):   Yes [_] No [X]

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                     Index to Annual Report on Form 10KSB/A


                                                                           Page

Part I

    Item  1 - Business                                                         4
    Item  2 - Properties                                                       5
    Item  3 - Legal Proceedings                                                5
    Item  4 - Submission of Matters to a Vote of Security Holders              5

Part II

    Item  5 - Market for the Registrant's Common Equity and Related
              Stockholder Matters                                              5
    Item  6 - Management's Discussion and Analysis of Financial                6
              Condition and Results of Operations                              6
    Item  7 - Financial Statements and Supplementary Data                      6
    Item  8 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                              6
    Item 8A - Controls and Procedures                                          7
    Item 8B - Other Information.                                               7

Part III

    Item  9 -  Directors and Executive Officers                                7
    Item 10 - Executive Compensation                                           9
    Item 11 - Security Ownership of Certain Beneficial Owners
              and Management                                                   9
    Item 12 - Certain Relationships and Related Transactions                  10

Part IV

    Item 13 - Exhibits and Reports on Form 8-K                                10
    Item 14 - Principal Accountant Fees and Services                          10

Signatures                                                                    11

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

     As of September 30, 2005 the company had 2 full time employees and 3 consultants.

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

     During the year ended September 30, 1993, the Company purchased certain launch and support equipment from an agency of the United States government. As a result of this purchase, a substantial amount of additional and related equipment was transferred to EPAC. These acquisitions represent savings of millions of dollars of non-recurring start-up costs. Most of the equipment received, which is located at various facilities in the United States, consists of the following:

     *    Missile system hardware
     * Support equipment including computer hardware, electronic consoles and launch vehicle transportation and handling equipment
     *    Specialized tooling associated with missile system hardware

     Most of the equipment acquired was primarily associated with the United States' government Peacekeeper missile system. EPAC has incorporated the Peacekeeper technology into the research and development of its launch systems as more fully discussed in Item 1 of this filing.


Item 3. Legal Proceedings.

     The Company has been subject to legal proceedings and claims which have arisen in the ordinary course of business. While these claims have not and are not expected to have a material effect on the financial position of the Company, several of the claims from vendors have resulted in judgements against the company. As of September 30, 2005 these judgements total $153,526.


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

                              Quarter Ended
           -------------------------------------------------------
           March 31      June 30       September 30    December 31
         ------------   ------------   ------------   ------------
   Year   High   Low     High   Low     High   Low     High   Low
   ----   -----  -----  -----  -----   -----  -----   -----  -----
   2004   .0120  .0110  .0150  .0150   .0095  .0095   .0095  .0095
   2005   .0055  .0051  .0053  .0050   .0080  .0065

The number of shareholders of the Company's common stock as of September 30, 2005 was 2,663.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

Liquidity and capital resources

     As  indicated  herein,  the Company has expended  substantial  funds in the development of its business over the past several years. Sources of capital during this time have included stock sales and advances from shareholders. As of September 30, 2005, the Company has a working capital deficit of $8,555,195.

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

Results of Operations

     Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the year ended September 30, 2005, the Company has incurred an accumulated deficit of $20,786,106. Expenditures related to salaries and wages have been incurred principally in the development of the Company's launch technology systems.


Item 7.  Financial Statements.

     The Financial Statements are filed as page F-1 of this Form 10 KSB


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer, our CEO, and Chief Financial Officer, our CFO, evaluated the effectiveness of our disclosure controls and procedures as defined by Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act as of September 30, 2004. Based on its evaluation, our CEO and CFO concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 10. Executive Compensation.

                                                              Other
  Name                       Year    Salary $   Bonus $    Compensation
  ----------------------    ------   --------   -------    ------------
  Salary Paid
  -----------
  B. G. Davis                2005           0         0               0
    President                2004           0         0               0
                             2003           0         0               0

  Betty Davis                2005           0         0               0
    Secretary, Treasurer     2004           0         0               0
                             2003           0         0               0

  Salary Accrued
  --------------
  B. G. Davis                2005     300,000         0               0
    President                2004     300,000         0               0
                             2003     300,000         0               0

  Betty Davis                2005     250,000         0               0
    Secretary, Treasurer     2004     250,000         0               0
                             2003     250,000         0               0
---------


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information regarding ownership of the Company's common stock as of September 30, 2005: (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's common stock; (ii) each of the Company's directors; and (iii) by all directors and officers of the Company as a group.

                           Amount and Nature of
Name and Address of        Beneficial Owners         Percent of
 Beneficial Owner               (Shares)                Class
------------------------   --------------------      ----------
B. G. Davis                     476,800,000             57.70 %
President, Director
Titusville, Fl 32782

Richard Elrod                       950,000              0.12 %
Director
Houston, TX 77269

All Directors and Officers
As a Group                      477,750,000             57.81 %
                           ================          ==========

Item 12. Certain Relationships and Related Transactions.

     During the five year period ended September 30, 2005, the president and principal stockholder and certain employees have made advances to the Company. The advances are non-interest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying consolidated balance sheet.

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

(b)  Reports on Form 8-K:

     No report on form 8-K was filed during the year ended September 30, 2005
-----------
* Incorporated by reference to the Exhibits to the Company's Registration Statement No. 33-9472-D, on Form S-18.


Item 14. Principal Accountant Fees and Services.

     The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Kempisty & Company, Certified Public Accountants, PC, New York, New York.

                                                2005             2004
                                              -------          -------
Audit and Statement Preparation Fees          $14,500          $12,500
Tax Preparation Fees                          $  0.00          $  0.00
                                              -------          -------
Total                                         $14,500          $12,500

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

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended September 30, 2005 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10 KSB/A for the year ended September 30, 2005, for filing with the Securities and Exchange Commission. The Board also approved the appointment of Kempisty & Company, Certified Public Accountants, PC as independent auditors to conduct the 2005 audit.

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


         By: /s/ Leslie Shealey
             ------------------------------------------
                 Leslie Shealey
                 Chief Financial Officer

       Date: February 1, 2007

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005














                                F-1 through F-16

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



                                      INDEX



                                                                          PAGE

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                F-2

    CONSOLIDATED BALANCE SHEET                                             F-3

    CONSOLIDATED STATEMENTS OF OPERATIONS                                  F-4

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY             F-5

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F-9

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
E' Prime Aerospace Corporation and Subsidiaries
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of E' Prime Aerospace Corporation and Subsidiaries (A Development Stage Company) as of September 30, 2005 and the related statements of operations, changes in stockholders' (deficit) and cash flows for each of the years in the two year period ended September 30, 2005 and the period October 1, 2002 through September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, cash flows, and changes in stockholders' equity (deficit) for the period February 20, 1986 (inception) to September 30, 2002 which were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period February 20, 1986 (inception) to September 30, 2002 is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement p

In our opinion, and based on the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E' Prime Aerospace Corporation and Subsidiaries (A Development Stage Company) at September 30, 2005 and the results of its operations and cash flows for each of the years in the two year period ended September 30, 2005 and for the period February 20, 1986 (inception) to September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company with no significant revenues, and has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kempisty & Company CPA's PC

Kempisty & Company
Certified Public Accountants PC
New York, New York
December 1, 2006

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005


      ASSETS

 Property and equipment, net (Note 6)                       $           1,000
                                                            -----------------

           Total Assets                                     $           1,000
                                                            =================

               LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current Liabilities:
      Notes payable (Note 4)                                $         232,000
      Judgement payable                                               153,525
      Accrued salaries and payroll taxes                            1,957,652
      Accrued interest                                                384,278
      Accrued rent                                                    249,000
      Accrued officers' salaries                                    4,569,080
      Due to related parties                                        1,010,660
                                                            -----------------
           Total Current Liabilities                                8,556,195

 Commitments and contingencies (Note 7)
 Stockholders' Deficit
  Common stock, no par value, 900,000,000 shares
  authorized 826,395,392  shares issued and
  outstanding (Note 5)                                             12,018,911
 Additional paid-in capital                                           212,000
 Deficit accumulated during the
 development stage                                                (20,786,106)
                                                            -----------------
           Total Stockholders' Deficit                             (8,555,195)
                                                            -----------------
           Total Liabilities and Stockholders' Deficit      $           1,000
                                                            =================



                        See Notes to Financial Statements

                        E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                                 (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 Cummulative for
                                                For the Year Ended               the period from
                                                    September 30,              February 20, 1986
                                           --------------------------------      (Inception) to
                                             2005              2004            September 30, 2005
                                           ---------------   --------------   -------------------

Service revenues                           $             -   $            -   $             5,000
                                           ---------------   --------------   -------------------
Total revenues                                           -                -                 5,000

Expenses
  Officers Salaries                                550,000          550,000             6,320,186
  Depreciation                                           -            1,052             199,807
  Interest expense                                  40,245           34,896            1,890,720
  General and administrative                        57,224          114,615            11,443,001
  Impairment of fixed assets                       232,654                -               232,654
  Write off of receivable from affiliate                 -                -             1,495,523
  Debt forgiveness                                       -                -              (790,785)
                                           ---------------   --------------   -------------------
Total expenses                                      880,123         700,563            20,791,106
                                           ---------------   --------------   -------------------

    Net loss                               $       (880,123) $     (700,563)  $       (20,786,106)
                                           ===============   ==============   ===================

Basic earnings per share
  Net loss per common share                $         (0.00)  $        (0.00)
                                           ===============   ==============

  Weighted average shares outstanding          826,270,460      826,169,639
                                           ===============   ==============


                       See Notes to Financial Statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE PERIOD FEBRUARY 20, 1986 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005


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


                                  (Continued)

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE PERIOD FEBRUARY 20, 1986 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005


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

                                  (Continued)

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE PERIOD FEBRUARY 20, 1986 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005


                                                                                              Deficit
                                                                                            Accumulated
                                             Common Stock                 Additional        During the            Total
                                     -------------------------------        Paid-in          Development       Stockholders'
                                      Shares           Amount               Capital             Stage        Equity (Deficit)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1993         650,118,357  $    3,580,217     $       212,000   $    (8,880,694)  $     (5,088,477)
Sale of common stock                     17,397,412       1,359,342                   -                 -          1,359,342
Shares issued for services                5,044,964         482,323                   -                 -            482,323
Shares issued for loan fee                  100,000          10,000                   -                 -             10,000
Net loss                                          -               -                   -        (1,488,390)        (1,488,390)
                                     --------------  --------------     ---------------   ---------------   ----------------
Balances at  September 30, 1994         672,660,733       5,431,882             212,000       (10,369,084)        (4,725,202)

Sale of common stock                      1,867,918         141,100                   -                 -            141,100
Shares issued for services                1,499,980         149,998                   -                 -            149,998
Shares issued for financing fee           2,100,000         208,000                   -                 -            208,000
Net loss                                          -               -                   -          (595,164)         (595,164)
                                     --------------  --------------     ---------------   ---------------   ----------------
Balances at  September 30, 1995         678,128,631       5,930,980             212,000       (10,964,248)        (4,821,268)

Sale of common stock                      1,000,000          27,154                   -                 -             27,154
Shares issued for services                1,789,537          77,477                   -                 -             77,477
Shares issued for debt repayment          6,550,000         127,200                   -                 -            127,200
Net loss                                         -                -                   -          (802,181)          (802,181)
                                     --------------  --------------     ---------------   ---------------   ----------------
Balances at  September 30, 1996         687,468,168       6,162,811             212,000       (11,766,429)        (5,391,618)

Shares issued for services                5,536,976         350,717                   -                 -            350,717
Shares issued for debt repayment            326,010          13,040                   -                 -             13,040
Net loss                                         -                -                   -          (901,002)          (901,002)
                                     --------------  --------------     ---------------   ---------------   ----------------
Balances at  September 30, 1997         693,331,154       6,526,568             212,000       (12,667,431)        (5,928,863)
Shares issued for services                4,957,440          102,585                  -                 -            102,585
Shares issued for debt repayment          4,133,334           78,600                  -                 -             78,600
Net loss                                          -                -                  -          (898,814)          (898,814)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1998         702,421,928        6,707,753            212,000       (13,566,245)        (6,646,492)

Shares issued for services                3,176,209          128,608                  -                 -            128,608
Shares issued for debt repayment         43,598,103          806,804                  -                 -            806,804
Net loss                                          -                -                  -        (1,454,072)        (1,454,072)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1999         749,196,240        7,643,165            212,000       (15,020,317)        (7,165,152)

                                  (Continued)

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE PERIOD FEBRUARY 20, 1986 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005


                                                                                              Deficit
                                                                                            Accumulated
                                             Common Stock                 Additional        During the            Total
                                     -------------------------------        Paid-in          Development       Stockholders'
                                      Shares           Amount               Capital             Stage        Equity (Deficit)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1999         749,196,240        7,643,165            212,000       (15,020,317)        (7,165,152)
Shares issued for services               11,273,007        1,510,855                  -                 -          1,510,855

Shares issued for settlement of
 litigation                              11,000,000        1,040,023                  -                 -          1,040,023
Shares issued for debt repayment         10,000,000          100,000                  -                 -            100,000
Net loss                                          -                -                  -        (2,579,591)        (2,579,591)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 2000         781,469,247       10,294,043            212,000       (17,599,908)        (7,093,865)

Shares issued for services                2,582,727          107,740                  -                 -            107,740
Net loss                                          -                -                  -          (887,239)          (887,239)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 2001         784,051,974       10,401,783            212,000       (18,487,147)        (7,873,364)

Shares issued for services                2,176,919           51,255                  -                 -             51,255
Sale of common stock                      2,025,268           51,758                  -                 -             51,758
Net loss                                          -                -                  -          (660,178)          (660,178)
                                     --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 2002        788,254,161   $    10,504,796    $       212,000   $   (19,147,325)  $     (8,430,529)
Common stock issued for
  settlement of debt                    33,985,075         1,426,922                  -                 -          1,426,922
Common stock issued for
  services                                 826,917            18,245                  -                 -             18,245
Sale of common stock                     2,929,239            65,548                  -                 -             65,548
Net loss                                         -                 -                  -           (58,095)           (58,095)
                                     -------------   ---------------   ----------------   ---------------   ----------------
Balances at  September 30, 2003        825,995,392   $    12,015,511   $       212,000    $   (19,205,420)  $     (6,977,909)
Common stock issued for
  services                                 200,000             2,400                 -                  -              2,400
Net loss                                         -                 -                 -           (700,563)          (700,563)
                                     -------------   ---------------   ---------------   ----------------   ----------------
Balances at  September 30, 2004        826,195,392   $    12,017,911   $       212,000   $    (19,905,983)  $     (7,676,072)
Common stock issued for services           200,000             1,000                 -                  -              1,000
Net loss                                         -                 -                 -           (880,123)          (880,123)
                                     -------------   ---------------   ---------------   ----------------   ----------------
Balances at  September 30, 2005        826,395,392   $    12,018,911   $       212,000   $    (20,786,106)  $     (8,555,195)
                                     =============   ===============   ===============   ================   ================

                       See Notes to Financial Statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Cummulative
                                                                                                        for the period from
                                                                 For the Year Ended September 30,       February 20, 1986
                                                           ---------------------------------------       (Inception) to
                                                                2005                 2004               September 30, 2005
                                                           ------------------   -------------------   ----------------------
Operating Activities
   Net loss                                                $         (880,123)  $          (700,563)  $          (20,786,106)
   Adjustments to reconcile net loss to net cash
      (used) by operating activities:
   Depreciation and amortization                                            -                 1,052                  199,807
   Loss on disposition of vehicles and equipment                            -                     -                   32,683
   Loss on sale of asset held for sale                                      -                     -                   14,000
   Impairment of fixed assets                                         232,654                     -                  232,654
   Write-off of amount due from affiliate                                   -                     -                   39,021
   Write-off of Accrued expenses                                            -                     -                 (711,333)
   Debt forgiveness                                                         -                     -                 (825,785)
   Shares issued for services rendered                                  1,000                 2,400                3,310,543
   Shares issued for interest and finance fee                               -                     -                2,028,070
   Shares issued for settlement of litigation                               -                     -                1,115,023
   Changes in operating assets and liabilities:
   Accrued consulting fees                                                  -                     -                  123,866
   Due to related parties                                                   -                     -                3,813,470
   Accrued salaries-officers                                          550,000               550,000                1,650,682
   Accounts payable                                                      (687)              (19,810)                 367,453
   Accrued salaries, wages and payroll taxes                          (24,432)                8,719                2,053,598
   Judgements payable                                                   5,445                 5,460                   16,359
   Accrued interest payable                                            34,800                34,896                1,355,938
   Accrued expenses                                                         -                     -                  783,332
   Accrued rent                                                        36,000                36,000                  249,000
                                                           ------------------   -------------------    ----------------------
   Net cash (used) by operating activities                            (45,343)              (81,846)               (4,937,725)

Investing Activities
   Equipment acquisitions                                                   -                     -                  (493,908)
   Proceeds from disposition of vehicles                                    -                     -                    30,307
   Proceeds from sale of asset held for sale                                -                     -                    46,000
   Increase in asset held for sale                                          -                     -                   (60,000)
   Advances to affiliate                                                    -                     -                   (39,021)
   Organization costs                                                       -                     -                    (2,544)
                                                           ------------------   -------------------    ----------------------
   Net cash (used) by investing activities                                  -                     -                  (519,166)

Financing Activities
   Proceeds from issuance of notes payable                                  -                     -                 2,156,683
   Advances from shareholders and others                               45,343                81,846                 1,282,453
   Repayment of notes payable                                               -                     -                (1,206,954)
   Additional paid-in capital                                                                                         212,000
   Proceeds from issuance of common stock                                   -                     -                 3,012,709
                                                           ------------------   -------------------    ----------------------
   Net cash provided by financing activities                           45,343                81,846                 5,456,891
                                                           ------------------   -------------------    ----------------------
   (Decrease) in cash                                                       -                     -                         -
   Cash at beginning of period                                              -                     -                         -
                                                           ------------------   -------------------    ----------------------
   Cash at end of period                                   $                -   $                 -    $                    -
                                                           ==================   ===================    ======================

                       See Notes to Financial Statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                                      For the Year Ended
                                                                         September 30,
                                                               -------------------------------
                                                                  2005             2005
                                                               --------------   --------------
Supplemental Disclosures of Cash Flow Information

Cash paid during year for:

   Interest                                                    $            -   $            -
                                                               ==============   ==============
   Income taxes                                                $            -   $            -
                                                               ==============   ==============



                                                                                                          Cummulative
                                                                       For the Year Ended             for the period from
                                                                           September 30,               February 20, 1986
                                                       Number         ---------------------------       (Inception) to
                                                      Of Shares           2005           2004         September 30, 2005
                                                   --------------     ------------   ------------    --------------------
  Non-cash investing and financing activities:
Common stock issued for services                          200,000     $      1,000
Common stock issued for services                          200,000                    $      2,400
Common stock issued for services                          826,917
Common stock issued for services                       57,884,952                                    $          3,136,212
Repayment of debt                                      33,985,075
Repayment of debt                                      56,234,539                                    $          1,765,406
Conversion of notes                                     2,667,000                                    $             80,000
Settlement of litigation                               11,750,000                                    $          1,115,023
Exercise of warrants                                    5,613,620                                    $            341,365
Payments to officers                                   42,630,081                                    $            912,160
Payment of interest and finance charges                82,525,347                                    $          1,850,475
Common stock merger issued for reverse
   acquisition                                        526,933,000                                    $            201,136




                       See Notes to Financial Statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



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

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financials include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Depreciation

Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives of the assets. The Company for 2005 has charged $0 and $1,052 for 2004 and thereafter has ceased depreciating its equipment. This launching equipment is being held in storage and will be depreciated over its estimated useful life when put into use.

Long-Lived Assets

Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. During fiscal 2005 the company wrote down its launch and support equipment based upon this evaluation (See Note 6).

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

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

During the year ended September 30, 2005 the amount due to related parties increased by $45,343 for a total of $1,010,660. The increase was from operating expenses paid by an officer/stockholder.


Note 4- NOTES PAYABLE

Notes payable at September 30, 2005 and 2004 consist of:

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

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


Note 5- COMMON STOCK

The Company issued 200,000 shares of common stock during fiscal 2005 and 2004, valued at $1,000 and $2,400, respectively, for consulting services rendered during such years.

As of September 30, 2004, the Company had outstanding Series B warrants that entitle the holder to purchase one share of common stock at $0.20 per share on or at any time before December 31, 2004. On December 6, 2004 the Board of Directors extended the B warrant expiration date to December 31, 2005.

The Company has the right to redeem the Series B warrants upon 30 days written notice, at $0.0002 per warrant, during the respective periods which the warrants are exercisable. As of September 30, 2005, there were 12,471,800 shares reserved for warrant exercise.


Note 6- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                              September 30,
                                          2005              2004
                                    ---------------   ---------------
 Launch and support equipment       $       233,654   $       233,654
 Furniture and fixtures                      57,432            57,432
 Computer equipment                          34,014            34,014
                                    ---------------   ---------------
                                            325,100           325,100
 Less: Accumulated depreciation            (324,100)          (91,446)
                                    ---------------   ---------------
                                    $         1,000   $       233,654
                                    ===============   ===============

The Company has purchased certain launching and support equipment from an agency of the U.S. Government for $233,654. Most of the equipment acquired was associated with the U.S. Government's discontinued "Peacekeeper" missile system and is located at various facilities in the United States.

Since the equipment is presently not being utilized, the Company has not begun recording depreciation on these assets. However, as a result of a review of long-lived assets during fiscal 2005, the Company recorded an impairment charge of $232,654 on this equipment. Additionally, this equipment is collateral for two outstanding notes payable (See Note 4).

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


Note 7- COMMITMENTS AND CONTINGENCIES

The Company maintains its principal offices in Titusville, Florida. Currently, the office space is leased on a month to month basis.

Additionally, the Company stores equipment in a warehouse in Memphis, TN at a cost of $3,000 per month, since October, 1998. No rent has been paid to date. The rent payable per the rental agreement at September 30, 2005 is $249,000.

Total rental expense was $45,213 for the year ended September 30, 2005 and $48,102 for the year ended September 30, 2004.


Note 8- INCOME TAXES

Due to the Company's net loss, there was no provision for income taxes. The Company has net operating loss carry forwards for income tax purposes of approximately $9,200,000 at September 30, 2005. These carry forward losses are available to offset future taxable income, if any, and expired starting in the year 2003. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the Company's tax provision were as follows:

                                                    September 30,
                                                2005              2004
                                            -------------    ------------
Current income tax (benefit) expense        $     259,000    $    280,000
Deferred income tax expense (benefit)            (259,000)       (280,000)
                                            -------------    ------------
                                            $           -    $          -
                                            =============    ============

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


Note 8- INCOME TAXES (continued)

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the periods ended September 30, 2005 and 2004:

                                                          September 30,
                                                         2005        2004
                                                      ----------   --------
 Tax expense (benefit) at Federal rate (34%)              -34.0%     -34.0%
 State and local income tax, net of Federal benefit        -6.0%      -6.0%
 Change in valuation allowance                             40.0%      40.0%
                                                      ----------   --------
   Net income tax (benefit) allowance
                                                               -          -
                                                      ==========   ========

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

                                                September 30,
                                             2005           2004
                                         ------------   ------------
 Deferred tax asset:
 Net operating loss carry forward        $  3,700,000   $  3,800,000
 Valuation allowance                       (3,700,000)    (3,800,000)
                                         ------------   ------------
   Net deferred tax assets               $          -   $          -
                                         ============   ============

The Company has recognized no income tax benefit for the losses generated for the periods through September 30, 2005.

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, it believes that the full valuation allowance should be provided. The valuation allowance decreased approximately $100,000 in fiscal 2005 and increased approximately $100,000 in fiscal 2004.

Note 9- SUBSEQUENT EVENTS

On July 26, 2006, the Board of Directors elected a new Board of Directors. Mr. Bob G. Davis the majority shareholder of the Company sold a majority of his stock to Mr. James D Oldham III, the new President of the Company.