Form 10KSB/A
period 2005-09-30
E PRIME AEROSPACE CORP
filed 2007-02-09
CIK 804152

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


Item 8B. Other Information.

     None



                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The directors and executive officers of the Company and certain information regarding them are as follows :

         Name                  Age           Office
         ------------------    ---    ---------------------------------
         B. G. Davis            74    President and Director
         Betty S. Davis         68    Secretary, Treasurer and Director
         Richard L. Elrod       72    Director

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
                                                           ==================   ===================    ======================

                       See Notes to Financial Statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                                      For the Year Ended
                                                                         September 30,
                                                               -------------------------------
                                                                  2005             2004
                                                               --------------   --------------
Supplemental Disclosures of Cash Flow Information

Cash paid during year for:

   Interest                                                    $            -   $            -
                                                               ==============   ==============
   Income taxes                                                $            -   $            -
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