Form 10QSB
period 2005-12-31
E PRIME AEROSPACE CORP
filed 2007-07-18
CIK 804152

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from to Commission file number


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to _______


Commission file number: 033-09472-D



                          E'PRIME AEROSPACE CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Colorado                                         59-2802081
----------------------------------------                ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


7627 Leesburg Pike #200, Falls Church, VA                         22043
----------------------------------------                ------------------------
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



As of December 31,2005, the registrant has outstanding 41,329,770 shares of common stock and 623,590 "B" Stock Purchase Warrants.



                       DOCUMENTS INCORPORATED BY REFERENCE

Form 8K filed 8/25/06 and 3/9/2007 to respectively report the change of control of voting stock, the resignation of Directors, election of a new Chairman and Directors and Officers and removal and replacement of Directors are incorporated by reference into Part II of this Quarterly Report on Form 10 QSB.



Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                    Index to Quarterly Report on Form 10QSB


                                                                            Page

PART I  FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

    Balance Sheet as of December 31, 2005 and December 31, 2004                4

    Income Statement for the three months ended
    December 31, 2005 and December 31, 2004                                    5

    Statement of Cash Flow for the three months ended
    December 31, 2005 and December 31, 2004                                    6

    Notes to unaudited condensed financial statements                          7

Item 2. Management discussion and analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Controls and Procedures                                               10


PART II    OTHER INFORMATION

Item 1. Legal Proceedings                                                     11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.          11

Item 3. Defaults Upon Senior Securities                                       11

Item 4. Submission of Matters to a Vote of Security Holders                   11

Item 5. Other Information                                                     11

Item 6. Exhibits and Reports on Form 8-K                                      12


SIGNATURES      `                                                             12

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


The consolidated financial statements of E'Prime Aerospace Corporation and subsidiaries (collectively, the Company), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB/A for the year ended September, 30, 2005.

                          E'PRIME AEROSPACE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED CONDENSED BALANCE SHEET
                        FOR THE PERIOD ENDED DECEMBER 31

                                                                 Period              Period
                                                                 Ended               Ended
                                                                12/31/05            12/31/04
                                                             -------------      ---------------
ASSETS
Cash and cash equivalents                                    $              0   $              0
Prepaid expenses                                                            0                  0
Properrty & Equip                                                       1,000            233,654
                                                             ----------------   ----------------
         Total Assets                                        $          1,000   $        233,654

LIAB & STKHLDS DEFICIT
Current Liabilities:
     Notes payable (Note 4)                                           232,000            232,000
     Accounts payable                                                       0                  0
     Judgement payable                                                154,898            149,453
     Accrued salaries and payroll taxes                             1,959,644          1,975,974
     Accrued interest                                                 393,049            358,249
     Accrued rent                                                     258,000            222,000
     Accrued officers' salaries                                     4,706,580          4,156,580
     Accrued consulting fees                                                0                  0
     Due to related parties                                         1,018,304            975,304
                                                             ----------------   ----------------
          Total Current Liabilities                          $      8,722,475   $      8,069,560

Commitments and contingencies (Note 7)

Stockholders' Deficit
Common Stock                                                       12,019,911         12,017,911
Additional paid-in capital                                            212,000          1,778,927
Deficit accumulated during the development stage                  (20,953,386)       (21,632,744)
                                                             ----------------   ----------------
          Total Stockholders' Deficit                        $     (8,721,475)  $     (7,835,906)
                                                             ----------------   ----------------
Total Liabilities and Stockholders' Deficit                  $          1,000   $        233,654
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

                          E'PRIME AEROSPACE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED CONDENSED INCOME STATEMENT
                     FOR THE THREE MONTHS ENDED DECEMBER 31

                                                                      Cumulative for the
                                                                         period from
                                      Three Months     Three Months   February 20, 1986
                                         Ended             Ended        (inception) to
                                        12/31/05         12/31/04     December 31, 2005
                                     -------------     ------------   -----------------
Service revenues                     $           0     $          0   $           5,000
                                     -------------     ------------   -----------------
Total revenues                       $           0     $          0   $           5,000

Expenses
  Officers Salaries                        137,500          137,500           6,457,686
  Depreciation                                   0                0             199,807
  Interest expense                          10,144           10,144           1,900,864
  General and administrative                19,636           12,191          11,462,637
  Impairment of fixed assets                     0                0             232,654
  Write off of receivable from
    affiliate                                    0                0           1,495,523
  Debt forgiveness                               0                0            (790,785)
                                     -------------     ------------   -----------------
Total expenses                       $     167,280     $    159,835   $      20,953,386
                                     -------------     ------------   -----------------
    Net loss                         $    (167,280)    $   (159,835)  $     (20,953,386)
                                     =============     ============   =================
Basic earnings per share
  Net loss per common share

  Weighted average shares
    outstanding                         41,328,341       41,309,770
                                     =============     ============





   The accompanying notes are an integral part of these financial statements.

                          E'PRIME AEROSPACE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31

                                                                                                 Cumulative for the
                                                                                                    period from
                                                             Three Months      Three Months       February 20, 1986
                                                                 Ended            Ended           (inception) to
                                                                12/31/05          12/31/04       December 31, 2005
                                                              ------------      -----------     -------------------
Operating Activities
   Net loss                                                  $    (167,280)     $  (159,835)    $       (20,953,386)
   Adjustments to reconcile net loss to net cash
      (used) by operating activities:
   Depreciation and amortization                                         0                0                 199,807
   Loss on disposition of vehicles and equipment                         0                0                  32,683
   Loss on sale of asset held for sale                                   0                0                  14,000
   Write-off of amount due from affiliate                                0                0                  39,021
   Write-off of Accrued expenses                                         0                0                (711,333)
   Impairment of Fixed assests                                           0                0                 232,654
   Debt Forgiveness                                                                                        (825,785)
   Shares issued for services rendered                               1,000                0               3,311,543
   Shares issued for interest and finance fee                            0                0               2,028,070
   Shares issued for settlement of litigation                            0                0               1,115,023

Changes in operating assets and liabilities:
   Prepaid expenses                                                      0                0                       0
   Accrued consulting fees                                               0                0                 123,866
   Due to related parties                                                0                0               3,813,470
   Accrued salaries-officers                                       137,500          137,500               1,788,182
   Accounts payable                                                      0             (687)                367,453
   Accrued salaries, wages and payroll taxes                         1,994           (6,108)              2,055,592
   Judgements payable                                                1,372            1,372                  17,731
   Accrued interest payable                                          8,771            8,771               1,364,709
   Accrued expenses                                                      0                0                 783,332
   Accrued rent                                                      9,000            9,000                 258,000
                                                              ------------      -----------     -------------------
   Net cash (used) by operating activities                    $     (7,643)     $    (9,986)    $        (4,945,368)

Investing Activities
   Equipment acquisitions                                                0                0                (493,908)
   Proceeds from disposition of vehicles                                 0                0                  30,307
   Proceeds from sale of asset held for sale                             0                0                  46,000
   Increase in asset held for sale                                       0                0                 (60,000)
   Advances to affiliate                                                 0                0                 (39,021)
   Organization costs                                                    0                0                  (2,544)
                                                              ------------      -----------     -------------------
   Net cash (used) by investing activities                    $          0      $         0     $          (519,166)

Financing Activities
   Proceeds from issuance of notes payable                               0                0               2,156,683
   Advances from shareholders and others                             7,643            9,986               1,290,096
   Repayment of notes payable                                            0                0              (1,206,954)
   Additional paid-in capital                                            0                0                 212,000
   Proceeds from issuance of common stock                                0                0               3,012,709
                                                              ------------      -----------     -------------------
   Net cash provided by financing activities                  $      7,643      $     9,986     $         5,464,534
   (Decrease) in cash                                                    0                0                       0

   Cash at beginning of period                                           0                0                       0
                                                              ------------      -----------     -------------------
   Cash at end of period                                      $          0      $         0     $                 0

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

On October 12, 1987, the Company was acquired by E'Prime  Aerospace  Corporation
(Colorado), formerly known as Bangor Investments, Inc., in a business combination accounted for as a reverse acquisition. Technically, E'Prime Aerospace Corporation (Colorado) (E'Prime - Colorado) issued 24,840,000 of its share for the Company. Prior to the combination, E'Prime - Colorado had 30,200,000 shares outstanding of which 17,700,000 shares had been issued to its organizer for $14,500 and 12,500,000 shares had been issued in a public offering. The proceeds of the public offering, net of cost of the offering, were $202,267. During the period, E'Prime - Colorado was in existence prior to the reverse acquisition, its only activity was to raise equity capital for the purpose of acquiring other entities and it had incurred a deficit of $15,631. Thus, at the date of the reverse acquisition, E'Prime - Colorado had net assets of $201,136. For accounting purposes, the reverse acquisition is reflected as if the Company issued its stock (30,200,000 shares) for net assets of E'Prime - Colorado. The net assets of E'Prime were not adjusted in connection with the reverse acquisition since they were monetary in nature and principally consisted of a loan to the Company.

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

                         E'PRIME AEROSPACE CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)
                         NOTES TO FINANCIAL STATEMENTS


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

                         E'PRIME AEROSPACE CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)
                         NOTES TO FINANCIAL STATEMENTS


COMMON STOCK

As of September 30, 2005, the Company had outstanding Series B warrants that entitle the holder to purchase one share of common stock at $0.20 per share on or at any time before December 31, 2005. In December 2005, the Board of Directors extended the B warrant expiration date to December 31, 2006. In December 2006, the Board of Directors voted not to extend the expiration date of the B warrants.

The Company has the right to redeem the Series B warrants upon 30 days written notice, at $0.0002 per warrant, during the respective periods which the warrants are exercisable. As of December 31, 2005, there were 623,590 shares reserved for warrant exercise.

As a subsequent event, in May 2007, the Company issued 4,320,000 shares of Common Stock to Oldham Crane & Rigging as payment for $216,000 of past due rent expense.

Additional Notes to Consolidated Financial Statements are essentially the same as those stated in the Company's 10KSB/A for the year ended September 30, 2005.






                [Balance of this page intentionally left blank.]

Item 2. Management's Discussion and Analysis.

Liquidity and Capital Resources

     Over the past several years, the Company has expended substantial funds in the development of its business. Sources of capital during this time have included stock sales, advances from shareholders and short term funding. As of December 31, 2005, the Company has a working capital deficit of $8,722,475.

     In order to complete its development and reach full operational capability and, in order to satisfy existing liabilities, the Company will need to obtain substantial additional capital. Management is currently engaged in negotiations to secure the necessary funds to complete implementation of its launch technology, repay existing liabilities and fund facility construction.

Results of Operations

     Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the quarter ended December 31, 2005, the Company has incurred an accumulated deficit of $20,953,386.


Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer, our CEO, and Chief Financial Officer, our CFO, evaluated the effectiveness of our disclosure controls and procedures as defined by Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act as of December 31, 2005. Based on its evaluation, our CEO and CFO concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission's rules and forms.

     On August 21, 2006, Doug Oldham was appointed Chairman, President and Chief Executive Officer of E'Prime Aerospace Corporation while Jean Oldham was appointed as Director and interim Secretary. Effective August 21, 2006, Bob Davis, then-Chairman , Chief Executive Officer and President, while remaining as a Director, resigned as Chairman, CEO and President, Betty Davis resigned as Director, Secretary and Treasurer and Richard Elrod resigned as Director. As a result, our new Board of Directors appointed Leslie Shealey as Acting Chief Financial Officer and principal accounting.

     On March 9, 2007, Bob Davis was removed as a Director. Mr. Nicklous Harron was appointed as a Director in his place.

     In June 2007, June Nichols was appointed as an additional Director and as Secretary/Treasurer, Leslie Shealy resigned as Acting CFO and Chief Accounting Officer and Barry McFarland was appointed as an additional Director and as Chief Financial Officer.

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



                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

     The Company has been subject to legal proceedings and claims that have arisen in the ordinary course of business. While these claims have not and are not expected to have a material effect on the financial position of the Company, several of the claims from vendors have resulted in judgements against the company. As of December 31, 2005 these judgements total $154,898.


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

                   E'Prime Aerospace Corporation (Registrant)


         By: /s/ James D Oldham III
             ------------------------------------------
              James D Oldham III, CEO
         Date:    July 17, 2007


         By: /s/ Barry McFarland
             ------------------------------------------
              Barry McFarland, CFO
         Date:    July 17, 2007