Form 10QSB
period 2006-03-31
E PRIME AEROSPACE CORP
filed 2007-07-18
CIK 804152

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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



As of March 31, 2006, the registrant has outstanding 41,329,770 shares of common stock and 623,590 "B" Stock Purchase Warrants.



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



Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                     Index to Quarterly Report on Form 10QSB


                                                                            Page

PART I  FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

    Balance Sheet as of March 31, 2006 and March 31, 2005                      4

    Income Statement for the three and six months ended
    March 31, 2006 and March 31, 2005                                          5

    Statement of Cash Flow for the six months ended
    March 31, 2006 and March 31, 2005                                          6

    Notes to unaudited condensed financial statements                          7

Item 2. Management discussion and analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Controls and Procedures                                               10


PART II    OTHER INFORMATION

Item 1. Legal Proceedings                                                     11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.          11

Item 3. Defaults Upon Senior Securities                                       11

Item 4. Submission of Matters to a Vote of Security Holders                   11

Item 5. Other Information                                                     11

Item 6. Exhibits and Reports on Form 8-K                                      12


SIGNATURES      `                                                             12

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

                          E'PRIME AEROSPACE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED CONDENSED BALANCE SHEET
                       FOR THE PERIOD ENDED MARCH 31, 2006

                                                               Period              Period
                                                                Ended               Ended
                                                               3/31/06             3/31/05
                                                             -------------      ---------------
ASSETS
Cash and cash equivalents                                    $              0   $              0
Prepaid expenses                                                            0                  0
Properrty & Equip                                                       1,000            233,654
                                                             ----------------   ----------------
         Total Assets                                        $          1,000   $        233,654

LIAB & STKHLDS DEFICIT
Current Liabilities:
     Notes payable (Note 4)                                           232,000            232,000
     Accounts payable                                                       0                  0
     Judgement payable                                                156,241            150,796
     Accrued salaries and payroll taxes                             1,963,719          1,969,866
     Accrued interest                                                 401,630            366,831
     Accrued rent                                                     267,000            231,000
     Accrued officers' salaries                                     4,844,080          4,294,080
     Accrued consulting fees                                                0                  0
     Due to related parties                                         1,030,764            986,379
                                                             ----------------   ----------------
          Total Current Liabilities                          $      8,895,433   $      8,231,113

Commitments and contingencies (Note 7)


Stockholders' Deficit
Common Stock                                                       12,019,911         12,018,911
Additional paid-in capital                                            212,000          1,778,927
Deficit accumulated during the development stage                  (21,126,344)       (21,795,297)
                                                             ----------------   ----------------
          Total Stockholders' Deficit                        $     (8,894,433)  $     (7,997,459)
                                                             ----------------   ----------------
Total Liabilities and Stockholders' Deficit                  $          1,000   $        233,654
                                                             ================   ===============

   The accompanying notes are an integral part of these financial statements.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED CONDENSED INCOME STATEMENT
                 FOR THE THREE/SIX MONTHS ENDED March 31, 2006

                                                                                                        Cumulative for
                                                                                                            the
                                                                                                         period from
                                      Three Months     Three Months    Six Months    Six Months       February 20, 1986
                                         Ended            Ended           Ended         Ended          (inception) to
                                        3/31/06          3/31/05         3/31/06       3/31/05         March 31, 2006
                                     -------------     ------------   -----------    -----------      -----------------
Service revenues                     $           0     $          0   $         0    $         0      $           5,000
                                     -------------     ------------   -----------    -----------      -----------------
Total revenues                       $           0     $          0   $         0    $         0      $           5,000

Expenses
  Officers Salaries                        137,500          137,500       275,000        275,000              6,182,686
  Depreciation                                   0                0             0          1,052                199,807
  Interest expense                           9,923            9,923        20,067         20,067              1,910,787



  General and administrative                25,535           15,129        45,171         27,321             11,488,172
  Impairment of fixed assets                     0                0             0              0                232,654
  Write off of receivable from
    affiliate                                    0                0             0              0              1,495,523
  Debt forgiveness                               0                0             0              0               (790,785)
                                     -------------     ------------   -----------    -----------      -----------------
Total expenses                       $     172,958     $    162,553   $   340,238    $   322,388      $      21,131,344
                                     -------------     ------------   -----------    -----------      -----------------
    Net loss                         $    (172,958)    $   (162,553)  $  (340,238)   $  (322,388)     $     (21,126,344)
                                     =============     ============   ===========    ===========      =================
Basic earnings per share
  Net loss per common share                      0                0             0              0

  Weighted average shares
    outstanding                         41,329,055       41,312,297    41,320,055     41,312,297
                                     =============     ============   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                          E'PRIME AEROSPACE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2006

                                                                                               Cumulative for the
                                                                                                  period from
                                                               Six Months       Six Months      February 20, 1986
                                                                 Ended           Ended           (inception) to
                                                                3/31/06          3/31/05          March 31, 2006
                                                              ------------      -----------     -------------------
Operating Activities
   Net loss                                                  $    (340,238)     $  (322,388)    $       (21,126,344)
   Adjustments to reconcile net loss to net cash
      (used) by operating activities:
   Depreciation and amortization                                         0                0                 199,807
   Loss on disposition of vehicles and equipment                         0                0                  32,683
   Loss on sale of asset held for sale                                   0                0                  14,000
   Write-off of amount due from affiliate                                0                0                  39,021
   Write-off of Accrued expenses                                         0                0                (711,333)
   Impairment of Fixed assests                                           0                0                 232,654
   Debt Forgiveness                                                                                        (825,785)
   Shares issued for services rendered                               1,000            1,000               3,311,543
   Shares issued for interest and finance fee                            0                0               2,028,070
   Shares issued for settlement of litigation                            0                0               1,115,023

Changes in operating assets and liabilities:
   Accrued consulting fees                                               0                0                 123,866
   Due to related parties                                                0                0               3,813,470
   Accrued salaries-officers                                       275,000          275,000               1,925,682
   Accounts payable                                                      0             (525)                367,453
   Accrued salaries, wages and payroll taxes                         6,069          (12,216)              2,059,667
   Judgements payable                                                2,715            2,715                  19,074
   Accrued interest payable                                         17,352           17,352               1,373,290
   Accrued expenses                                                      0                0                 783,332
   Accrued rent                                                     18,000           18,000                 267,000
                                                              ------------      -----------     -------------------
   Net cash (used) by operating activities                    $    (20,103)     $   (21,062)    $        (4,957,828)

Investing Activities
   Equipment acquisitions                                                0                0                (493,908)
   Proceeds from disposition of vehicles                                 0                0                  30,307
   Proceeds from sale of asset held for sale                             0                0                  46,000
   Increase in asset held for sale                                       0                0                 (60,000)
   Advances to affiliate                                                 0                0                 (39,021)
   Organization costs                                                    0                0                  (2,544)
                                                              ------------      -----------     -------------------
   Net cash (used) by investing activities                    $          0      $         0     $          (417,601)

Financing Activities
   Proceeds from issuance of notes payable                               0                0               2,156,683
   Advances from shareholders and others                            20,103           21,062               1,302,556
   Repayment of notes payable                                            0                0              (1,206,954)
   Additional paid-in capital                                            0                0                 212,000
   Proceeds from issuance of common stock                                0                0               3,012,709
                                                              ------------      -----------     -------------------
   Net cash provided by financing activities                  $     20,103      $    21,062     $         5,476,994
   (Decrease) in cash                                                    0                0                       0
   Cash at beginning of period                                           0                0                       0
                                                              ------------      -----------     -------------------
   Cash at end of period                                      $          0      $         0     $                (0)

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

                         E'PRIME AEROSPACE CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)
                         NOTES TO FINANCIAL STATEMENTS


COMMON STOCK

As of September 30, 2005, the Company had outstanding Series B warrants that entitle the holder to purchase one share of common stock at $0.20 per share on or at any time before December 31, 2005. In December 2005 the Board of Directors voted to extend the B warrant expiration date to December 31, 2006. In December 2006 the Board of Directors voted not to extend the expiration date of the B warrants.

The Company has the right to redeem the Series B warrants upon 30 days written notice, at $0.0002 per warrant, during the respective periods which the warrants are exercisable. As of March 31, 2006, there were 623,590 shares reserved for warrant exercise.

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

Item 2. Management's Discussion and Analysis.

Liquidity and Capital Resources

     Over the past several years, the Company has expended substantial funds in the development of its business. Sources of capital during this time have included stock sales, advances from shareholders and short term funding. As of March 31, 2006, the Company has a working capital deficit of $8,895,433.

     In order to complete its development and reach full operational capability and, in order to satisfy existing liabilities, the Company will need to obtain substantial additional capital. Management is currently engaged in negotiations to secure the necessary funds to complete implementation of its launch technology, repay existing liabilities and fund facility construction.

Results of Operations

     Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the quarter ended March 31, 2006, the Company has incurred an accumulated deficit of $21,126,344.


Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer, our CEO, and Chief Financial Officer, our CFO, evaluated the effectiveness of our disclosure controls and procedures as defined by Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act as of March 31, 2006. Based on its evaluation, our CEO and CFO concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission's rules and forms.

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



                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

     The Company has been subject to legal proceedings and claims that have arisen in the ordinary course of business. While these claims have not and are not expected to have a material effect on the financial position of the Company, several of the claims from vendors have resulted in judgements against the company. As of March 31, 2006 these judgements total $156,241.


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