Form 10KSB
period 2006-09-30
E PRIME AEROSPACE CORP
filed 2007-07-24
CIK 804152

EXHIBIT 32.2


                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Annual Report of E Prime Aerospace Corporation, a Colorado corporation (the "Company"), on Form 10-KSB for the year ended September 30, 2006, as filed with the Securities and Exchange Commission (the "Report"), Barry McFarland , Chief Financial Officer of the Company, does hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.
1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Barry McFarland
------------------------
Barry McFarland
Chief Financial Officer
July 17, 2007


----------------------
[A signed original of this written statement required by Section 906 has been provided to E'Prime Aerospace Corporation and will be retained by E'Prime Aerospace Corporation and furnished to the Securities and Exchange Commission or its staff upon request.