Form 10QSB
period 2006-12-31
E PRIME AEROSPACE CORP
filed 2007-07-24
CIK 804152

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006


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



As of December 31,2006, the registrant has outstanding 41,329,770 shares of common stock6



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



Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                    Index to Quarterly Report on Form 10QSB


                                                                            Page

PART I  FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

    Balance Sheet as of December 31, 2006 and December 31, 2005                4

    Income Statement for the three months ended
    December 31, 2006 and December 31, 2005                                    5

    Statement of Cash Flow for the three months ended
    December 31, 2006 and December 31, 2005                                    6

    Notes to unaudited condensed financial statements                          7

Item 2. Management discussion and analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Controls and Procedures                                               10


PART II    OTHER INFORMATION

Item 1. Legal Proceedings                                                     11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.          11

Item 3. Defaults Upon Senior Securities                                       11

Item 4. Submission of Matters to a Vote of Security Holders                   11

Item 5. Other Information                                                     11

Item 6. Exhibits and Reports on Form 8-K                                      12


SIGNATURES      `                                                             12

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


The consolidated financial statements of E'Prime Aerospace Corporation and subsidiaries (collectively, the Company), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended September, 30, 2006.



                          E'PRIME AEROSPACE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED CONDENSED BALANCE SHEET
                        FOR THE PERIOD ENDED DECEMBER 31

                                                                 Period              Period
                                                                 Ended               Ended
                                                                12/31/06            12/31/05
                                                             -------------      ---------------
ASSETS
Cash and cash equivalents                                    $              0   $              0
Prepaid expenses                                                            0                  0
Properrty & Equip                                                       1,000              1,000
                                                             ----------------   ----------------
         Total Assets                                        $          1,000   $          1,000

LIAB & STKHLDS DEFICIT
Current Liabilities:
     Notes payable (Note 4)                                           232,000            232,000
     Accounts payable                                                   1,656                  0
     Judgement payable                                                158,971            154,898
     Accrued salaries and payroll taxes                             1,973,759          1,959,644
     Accrued interest                                                 429,668            393,249
     Accrued rent                                                     295,656            258,000
     Accrued officers' salaries                                     5,084,119          4,706,580
     Accrued consulting fees                                          110,808                  0
     Due to related parties                                         1,096,074          1,018,304
                                                             ----------------   ----------------
          Total Current Liabilities                          $      9,382,710   $      8,722,475

Commitments and contingencies (Note 7)

Stockholders' Deficit
Common Stock                                                       12,019,911         12,019,911
Additional paid-in capital                                            212,000            212,000
Deficit accumulated during the development stage                  (21,613,621)       (20,953,386)
                                                             ----------------   ----------------
          Total Stockholders' Deficit                        $     (9,381,710)  $     (8,721,475)
                                                             ----------------   ----------------
Total Liabilities and Stockholders' Deficit                  $          1,000   $        233,654
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

                          E'PRIME AEROSPACE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED CONDENSED INCOME STATEMENT
                     FOR THE THREE MONTHS ENDED DECEMBER 31

                                                                      Cumulative for the
                                                                         period from
                                      Three Months     Three Months   February 20, 1986
                                         Ended             Ended        (inception) to
                                        12/31/06         12/31/05     December 31, 2006
                                     -------------     ------------   -----------------
Service revenues                     $           0     $          0   $           5,000
                                     -------------     ------------   -----------------
Total revenues                       $           0     $          0   $           5,000

Expenses
  Officers Salaries                         19,500          137,500           6,835,225
  Depreciation                                   0                0             199,807
  Interest expense                           9,746           10,144           1,941,555
  General and administrative               111,769           19,636          11,704,642
  Impairment of fixed assets                     0                0             232,654
  Write off of receivable from
    affiliate                                    0                0           1,495,523
  Debt forgiveness                               0                0            (790,785)
                                     -------------     ------------   -----------------
Total expenses                       $     141,015     $    167,280   $      21,618,621
                                     -------------     ------------   -----------------
    Net loss                         $    (141,015)    $   (167,280)  $     (21,613,621)
                                     =============     ============   =================
Basic earnings per share
  Net loss per common share                      0                0
					=============     ============
  Weighted average shares
    outstanding                         41,328,341       41,309,770
                                     =============     ============





   The accompanying notes are an integral part of these financial statements.

                          E'PRIME AEROSPACE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31

                                                                                                 Cumulative for the
                                                                                                    period from
                                                             Three Months      Three Months       February 20, 1986
                                                                 Ended            Ended           (inception) to
                                                                12/31/06          12/31/05       December 31, 2006
                                                              ------------      -----------     -------------------
Operating Activities
   Net loss                                                  $    (141,015)     $  (167,280)    $       (21,613,621)
   Adjustments to reconcile net loss to net cash
      (used) by operating activities:
   Depreciation and amortization                                         0                0                 199,807
   Loss on disposition of vehicles and equipment                         0                0                  32,683
   Loss on sale of asset held for sale                                   0                0                  14,000
   Impairment of Fixed assests                                           0                0                 232,654
   Write-off of amount due from affiliate                                0                0                  39,021
   Write-off of Accrued expenses                                         0                0                (711,333)
   Debt Forgiveness                                                      0                0                (825,785)
   Shares issued for services rendered                                   0            1,000               3,312,210
   Shares issued for interest and finance fee                            0                0               1,948,070
   Shares issued for settlement of litigation                            0                0               1,115,023

Changes in operating assets and liabilities:
   Accrued consulting fees                                               0                0                 123,866
   Due to related parties                                                0                0               3,817,481
   Accrued salaries-officers                                        19,500          137,500               2,245,054
   Accounts payable                                                 78,500                0                 479,917
   Accrued salaries, wages and payroll taxes                         5,850            1,994               2,069,707
   Judgements payable                                                    0            1,372                  21,804
   Accrued interest payable                                          9,746            8,771               1,401,327
   Accrued expenses                                                      0                0                 783,332
   Accrued rent                                                     10,656            9,000                 295,656
                                                              ------------      -----------     -------------------
   Net cash (used) by operating activities                    $    (16,763)     $    (7,643)    $        (5,019,128)

Investing Activities
   Equipment acquisitions                                                0                0                (493,908)
   Proceeds from disposition of vehicles                                 0                0                  30,307
   Proceeds from sale of asset held for sale                             0                0                  46,000
   Increase in asset held for sale                                       0                0                 (60,000)
   Advances to affiliate                                                 0                0                 (39,021)
   Organization costs                                                    0                0                  (2,544)
                                                              ------------      -----------     -------------------
   Net cash (used) by investing activities                    $          0      $         0     $          (519,166)

Financing Activities
   Proceeds from issuance of notes payable                               0                0               2,156,683
   Advances from shareholders and others                            16,763            7,643               1,363,855
   Repayment of notes payable                                            0                0              (1,206,954)
   Proceeds from Exercise Warrants                                       0                0                 340,765
   Additional paid-in capital                                            0                0                 212,000
   Proceeds from issuance of common stock                                0                0               2,671,944
                                                              ------------      -----------     -------------------
   Net cash provided by financing activities                  $     16,763      $     7,643     $         5,538,293
   (Decrease) in cash                                                    0                0                       0

   Cash at beginning of period                                           0                0                       0
                                                              ------------      -----------     -------------------
   Cash at end of period                                      $          0      $         0     $                 0

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

Additional Notes to Consolidated Financial Statements are essentially the same as those stated in the Company's 10KSB for the year ended September 30, 2006.






                [Balance of this page intentionally left blank.]

Item 2. Management's Discussion and Analysis.

Liquidity and Capital Resources

     Over the past several years, the Company has expended substantial funds in the development of its business. Sources of capital during this time have included stock sales, advances from shareholders and short term funding. As of December 31, 2006, the Company has a working capital deficit of $9,382,710.

     In order to complete its development and reach full operational capability and, in order to satisfy existing liabilities, the Company will need to obtain substantial additional capital. Management is currently engaged in negotiations to secure the necessary funds to complete implementation of its launch technology, repay existing liabilities and fund facility construction.

Results of Operations

     Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the quarter ended December 31, 2006, the Company has incurred an accumulated deficit of $21,613,621.

Subsequent events

On March 9, 2007 the Board of Directors removed Bob Davis as a Director. This action was taken by the Board as a result of an independent review of the activities of certain Officers and Directors. The investigation showed that certain Officers and Directors claimed ownership and control of numerous companies including USTM, Inc., Space Plane Systems, Inc. and E'Prime Development, Inc. that were in direct competition with E'Prime. The report further revealed that E'Prime resources and assets were utilized to support these ventures. These actions were undertaken without disclosure to either the public or E'Prime's auditors and in violation of SEC regulations governing actions of related parties. As a result of these findings, the company will be contesting certain amounts claimed as accrued salary and loans due to Bob and Betty Davis.

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



                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

     The Company has been subject to legal proceedings and claims that have arisen in the ordinary course of business. While these claims have not and are not expected to have a material effect on the financial position of the Company, several of the claims from vendors have resulted in judgements against the company. As of June 30, 2006 these judgements total $158,971.


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