Form 10KSB/A
period 2006-09-30
E PRIME AEROSPACE CORP
filed 2007-08-14
CIK 804152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A


(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended: September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]



Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [_] No [X]



The issuer had zero ($0.00) revenues for its most recent fiscal year.



The  aggregate   market  value  of  the   registrant's   voting  stock  held  by
non-affiliates of the registrant as of September 30, 2006 (based on the average of the high and low bid quotations on that date) was $3,835,099.



As of September 30, 2006, the registrant has outstanding 41,329,770 shares of common stock and 623,590 "B" Stock Purchase Warrants.



                       DOCUMENTS INCORPORATED BY REFERENCE

Form 8K filed 8/25/06 and 3/9/2007 to respectively report the change of control of voting stock, the resignation of Directors, election of a new Chairman and Directors and Officers and removal and replacement of Directors are incorporated by reference into Part II of this Quarterly Report on Form 10 KSB.



Transitional Small Business Disclosure Format (Check one):   Yes [_] No [X]

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                     Index to Annual Report on Form 10KSB


                                                                           Page

Part I

    Item  1 - Business                                                         4
    Item  2 - Properties                                                       5
    Item  3 - Legal Proceedings                                                5
    Item  4 - Submission of Matters to a Vote of Security Holders              6

Part II

    Item  5 - Market for the Registrant's Common Equity and Related
              Stockholder Matters                                              6
    Item  6 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              6
    Item  7 - Financial Statements and Supplementary Data                      7
    Item  8 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                              7
    Item 8A - Controls and Procedures                                          7
    Item 8B - Other Information.                                               8

Part III

    Item  9 - Directors and Executive Officers                                 8
    Item 10 - Executive Compensation                                           9
    Item 11 - Security Ownership of Certain Beneficial Owners
              and Management                                                   9
    Item 12 - Certain Relationships and Related Transactions                  10

Part IV

    Item 13 - Exhibits and Reports on Form 8-K                                10
    Item 14 - Principal Accountant Fees and Services                          11

Index to Financial Statements                                                F-1


Signatures                                                                    29

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

     EPAC is currently working to meet with the START Compliance Review Group to resolve this issue and believes it will be resolved soon.

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

     EPAC is continuing in its efforts to evolving the technology of the Peacekeeper ICBM into a commercial launch vehicle. Based on developments completed through November, 2003, EPAC is now proceeding with finance and contract negotiations. While substantial additional capital is needed for the construction of commercial launch facilities, management is confident in achieving this financial objective. Although EPAC has met its vehicle objective, a time-frame for the Company to establish profitable operations cannot be determined at this time.

     Over the past several years, other companies have developed a range of launch vehicles corresponding to the demand for commercial launch services. The Company currently considers its principal competitors to be Arianespace (Ariane), Lockheed Martin (Atlas, LLV), Boeing (Delta), Orbital Science (Taurus), China (Longmarch) and several Russian programs.

     As of September 30, 2006 the company had 1 full time employees and 3 consultants.


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


Item 3. Legal Proceedings.

     The Company has been subject to legal proceedings and claims which have arisen in the ordinary course of business. While these claims have not and are not expected to have a material effect on the financial position of the Company, several of the claims from vendors have resulted in judgements against the company. As of September 30, 2006 these judgements total $158,971.

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

                                   Quarter Ended
          ------------------------------------------------------------
           March 31          June 30        September 30      December 31
         ------------      ------------     ------------     ------------
Year     High     Low      High    Low      High     Low     High     Low
----    -----    -----    -----   -----    -----    -----   -----    -----
2006    .0036    .0020    .0022   .0021    .0110    .0110   .0050    .0070
2005    .0055    .0051    .0053   .0050    .0080    .0065   .0038    .0036
2004    .0120    .0110    .0150   .0150    .0095    .0095   .0095    .0095

     The number of shareholders of the Company's common stock as of September 30, 2006 was 2,663.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

Liquidity and capital resources

     As indicated herein, the Company has expended substantial funds in the development of its business over the past several years. Sources of capital during this time have included stock sales and advances from shareholders. As of September 30, 2006, the Company has a working capital deficit of $9,241,695.

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

Results of Operations

     Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the year ended September 30, 2006, the Company has incurred an accumulated deficit of $21,472,606. Expenditures related to salaries and wages have been incurred principally in the development of the Company's launch technology systems.


Item 7. Financial Statements.

     The Financial Statements are filed as page F-1 of this Form 10 KSB


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None


Item 8A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer, our CEO, and Chief Financial Officer, our CFO, evaluated the effectiveness of our disclosure controls and procedures as defined by Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act as of September 30, 2006. Based on its evaluation, our CEO and CFO concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 8B. Other Information.

     None



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The directors and executive officers of the Company and certain information regarding them are as follows :

Name                      Age           Office
------------------        ---      ---------------------------------
James D. Oldham III        54      CEO, President and Chairman
Jean Oldham                55      Director and Secretary
B. G. Davis                72      Director

     James D. Oldham presently serves as Director and President of E'Prime Aerospace Corp., and has played an integral part in E'Prime operations for more than ten years. Oldham is a versatile and highly motivated business executive with more than thirty years in organizing and directing results-oriented organizations. He was president of Omega Space Systems before assuming his current position with E'Prime Aerospace Corp.

     Oldham is a proven leader in the development of new ventures; guiding them from inception and startup to successful industry leaders, delivering significant bottom line results. His experience encompasses an expansive background in manufacturing, construction and process systems - as well as in business and labor negotiations. He currently manages all aspects of E'Prime's strategic planning, including the assembly of a competent management team of business and technical personnel with aerospace backgrounds

Item 10. Executive Compensation.

                                                              Other
  Name                       Year    Salary $   Bonus $    Compensation
  ----------------------    ------   --------   -------    ------------
  Salary Paid
  -----------

  James D. Oldham III        2006           0         0               0
  President

  B. G. Davis                2006           0         0               0
  Director                   2005           0         0               0

  Salary Accrued
  --------------
  James D. Oldham III        2006       9,000         0               0

  B. G. Davis                2006     299,039         0               0
                             2005     300,000         0               0
                             2004     300,000         0               0

  Betty Davis                2006     187,500         0               0
                             2005     250,000         0               0
                             2004     250,000         0               0
 ----------------------------


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information regarding ownership of the Company's common stock as of September 30, 2006: (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's common stock; (ii) each of the Company's directors; and (iii) by all directors and officers of the Company as a group.




                [Balance of this page intentionally left blank.]

                           Amount and Nature of
Name and Address of        Beneficial Owners         Percent of
 Beneficial Owner               (Shares)                Class
------------------------   --------------------      ----------
James D. Oldham III            19,340,000             46.79 %
Chairman, President
Millington, TN 38053

B. G. Davis                     4,500,000             10.89 %
Director
Titusville, Fl 32782

Richard Elrod                      57,500             00.14 %
Director (through 8/06)
Houston, TX 77269

All Directors and Officers
As a Group                     23,897,500             57.82 %
                               ==========             =======


Item 12. Certain Relationships and Related Transactions.

     During the five year period ended September 30, 2006, the president and principal stockholder and certain employees have made advances to the Company. The advances are non-interest bearing and were made principally for working capital purposes. These advances are included in due to related parties in the accompanying consolidated balance sheet.

     Also included in due to related parties were unpaid salaries and wages net of advances made to directors (officers and principal stockholders) of the Company. Due to issues identified as a subsequent event, the Company will be contesting the validity of amounts claimed by Bob and Betty Davis.


Item 13. Exhibits.
     Certificate of Incorporation. Filed in the Company's Registration Statement on Form S-18 (File No. 33-9472-D) and incorporated herein by reference.

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

     Form 8K filed 8/25/06

     Form 8K filed 3/9/2007


Item 14. Principal Accountant Fees and Services.

     The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Kempisty & Company, Certified Public Accountants, PC, New York, New York.

                                2006              2005
                              --------          --------
Audit Fees                    $ 23,000          $ 14,500
Tax Preparation Fees          $   0.00          $   0.00
                              --------          --------
Total                         $ 23,000          $ 14,500

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

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended September 30, 2006, with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10 KSB for the year ended September 30, 2006, for filing with the Securities and Exchange Commission. The Board also approved the appointment of Kempisty & Company, Certified Public Accountants, PC as independent auditors to conduct the 2006 audit.

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

                               SEPTEMBER 30, 2006


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

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                     F-9

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-11

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
E' Prime Aerospace Corporation and Subsidiaries
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of E' Prime Aerospace Corporation and Subsidiaries (A Development Stage Company) as of September 30, 2006 and the related statements of operations, changes in stockholders' (deficit) and cash flows for each of the years in the two year period ended September 30, 2006 and the period October 1, 2002 through September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, cash flows, and changes in stockholders' equity (deficit) for the period February 20, 1986 (inception) to September 30, 2002 which were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period February 20, 1986 (inception) to September 30, 2002 is based solely on the reports of the other auditors.

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

In our opinion, and based on the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E' Prime Aerospace Corporation and Subsidiaries (A Development Stage Company) at September 30, 2006 and the results of its operations and cash flows for each of the years in the two year period ended September 30, 2006 and for the period February 20, 1986 (inception) to September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kempisty & Company CPA's PC
Kempisty & Company

Certified Public Accountants PC
New York, New York
date 7/3/07

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006

                ASSETS
Property and equipment, net (Note 6)                             $          1,000
                                                                 ----------------
             Total Assets                                        $          1,000
                                                                 ================

             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
        Notes payable (Note 4)                                   $        232,000
        Accounts payable                                                    1,656
        Judgement payable                                                 158,971
        Accrued salaries and payroll taxes                              1,967,909
        Accrued interest                                                  419,922
        Accrued rent (related party)                                      285,000
        Accrued officers' salaries                                      5,064,619
        Accrued consulting fees                                            32,308
        Due to related parties
                                                                        1,079,311
                                                                 ----------------
             Total Current Liabilities                                  9,241,695

   Commitments and contingencies (Note 7)

Stockholders' Deficit

   Common stock, no par value, 900,000,000 shares authorized
    41,329,770 shares issued and outstanding (Note 5)                  12,019,911
   Additional paid-in capital                                             212,000
   Deficit accumulated during the development stage                   (21,472,606)
                                                                 ----------------
             Total Stockholders' Deficit                               (9,240,695)
                                                                 ----------------

             Total Liabilities and Stockholders' Deficit         $          1,000
                                                                 ================

   The accompanying notes are an integral part of these financial statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Cummulative for
                                                For the Year Ended               the period from
                                                    September 30,              February 20, 1986
                                           --------------------------------      (Inception) to
                                             2006              2005            September 30, 2006
                                           ---------------   --------------   -------------------

  Service revenues                         $             -   $            -   $             5,000
                                           ---------------   --------------   -------------------
    Total revenues                         $             -   $            -   $             5,000

  Expenses
  Officers Salaries                                495,539          550,000             6,815,725
   Depreciation                                          -                -               199,807
  Interest expense                                  41,089           40,245             1,931,809
  General and administrative                       149,872           57,224            11,592,873
  Impairment of fixed assets                             -          232,654               232,654
  Write off of receivable from affiliate                 -                -             1,495,523
  Debt forgiveness                                       -                -             (790,785)
                                           ---------------   --------------   -------------------
    Total expenses                         $       686,500   $      880,123   $        21,477,606
                                           ---------------   --------------   -------------------
      Net loss                             $      (686,500)  $     (880,123)  $       (21,472,606)
                                           ===============   ==============   ===================
  Basic earnings per share
    Net loss per common share              $         (0.02)  $        (0.02)
                                           ===============   ==============
    Weighted average shares outstanding         41,329,413       41,313,523
                                           ===============   ==============

   The accompanying notes are an integral part of these financial statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE PERIOD FEBRUARY 20, 1986 (DATE OF INCEPTION) TO SEPTEMBER 30, 2006

                                                                                               Deficit
                                                                                             Accumulated
                                              Common Stock                 Additional        During the            Total
                                      -------------------------------        Paid-in          Development       Stockholders'
                                       Shares           Amount               Capital             Stage        Equity (Deficit)
                                      --------------  ---------------    ---------------   ---------------   ----------------
Balances at  February 20, 1986                        $             -   $              -   $             -   $              -
Sale of common stock                         885,000           14,500                  -                 -             14,500
Net loss                                           -                -                  -            (3,196)            (3,196)
                                      --------------  ---------------   ----------------  ----------------   ----------------
Balances at  September 30, 1986              885,000  $        14,500   $              -  $         (3,196)  $         11,304

Shares issued for reverse acquisition     24,840,000              667                  -                 -                667
Recapitalization adjustment                        -          (15,632)                 -            15,624                 (8)
Sale of common stock                         625,000          250,000                  -                 -            250,000
Cost of public offering                            -          (47,732)                 -                 -            (47,732)
Net loss                                           -                -                  -          (606,700)          (606,700)
                                      --------------  ---------------   ----------------  ----------------   ----------------
Balances at  September 30, 1987           26,350,000  $       201,803   $              -  $       (594,272)  $       (392,469)

Sale of common stock                          45,800           83,730                  -                 -             83,730
Shares issued for services                    31,250           12,500                  -                 -             12,500
Shares issued for letter of credit           137,500          550,000                  -                 -            550,000
Shares issued for conversion of notes
                                             133,350           80,000                  -                 -             80,000
Net loss                                           -                -                  -        (2,453,390)        (2,453,390)
                                      --------------  ---------------   ----------------  ----------------   ----------------
Balances at  September 30, 1988           26,697,900  $       928,033   $              -  $     (3,047,662)  $     (2,119,629)

Sale of common stock                          30,000           30,000                  -                 -             30,000
Shares issued for warrants exercised         280,681          340,765                  -                 -            340,765
Shares issued for services                   836,133          257,350                  -                 -            257,350
Shares issued for interest expense            98,767          395,070                  -                 -            395,070
Contribution of capital                            -                -            145,000                 -            145,000
Net loss                                           -                -                  -        (2,217,971)        (2,217,971)
                                      --------------  ---------------   ----------------  ----------------   ----------------
Balances at  September 30, 1989           27,943,482  $     1,951,218   $        145,000  $     (5,265,633)  $     (3,169,415)
Shares issued for services                    83,516           16,703                  -                 -             16,703
Shares issued for loan financing fee       3,000,000          600,000                  -                 -            600,000
Contribution of capital                            -                -             67,000                 -             67,000
Net loss                                           -                -                  -        (1,653,373)        (1,653,373)
                                      --------------  ---------------   ----------------  ----------------   ----------------
Balances at  September 30, 1990           31,026,998  $     2,567,921   $        212,000  $     (6,919,006)  $     (4,139,085)

                                  (Continued)

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE PERIOD FEBRUARY 20, 1986 (DATE OF INCEPTION) TO SEPTEMBER 30, 2006

                                                                                               Deficit
                                                                                             Accumulated
                                              Common Stock                 Additional        During the            Total
                                      -------------------------------        Paid-in          Development       Stockholders'
                                       Shares           Amount               Capital             Stage        Equity (Deficit)
                                      --------------  ---------------    ---------------   ---------------   ----------------

Sale of common stock                          60,000           12,000                  -                 -             12,000
Net loss                                           -                -                  -          (583,416)          (583,416)
                                      --------------  ---------------   ----------------  ----------------   ----------------
Balances at  September 30, 1991           31,086,998  $     2,579,921   $        212,000  $     (7,502,422)  $     (4,710,501)

Sale of common stock                          67,000           23,650                  -                 -             23,650
Shares issued for services                    24,425            7,235                  -                 -              7,235
Net loss                                           -                -                  -          (581,794)          (581,794)
                                      --------------  ---------------   ----------------  ----------------   ----------------
Balances at  September 30, 1992           31,178,423  $     2,610,806   $        212,000  $     (8,084,216)  $     (5,261,410)

Sale of common stock                         472,702          675,859                  -                 -            675,859
Shares issued for services                    37,293           33,552                  -                 -             33,552
Shares issued for interest expense            30,000           35,000                  -                 -             35,000
Shares issued for settlement of
  litigation                                  37,500           75,000                  -                 -             75,000
Shares issued for loan financing  fee        750,000          150,000                  -                 -            150,000
Net loss                                           -                -                  -          (796,478)          (796,478)
                                      --------------  ---------------   ----------------  ----------------   ----------------
Balances at  September 30, 1993           32,505,918  $     3,580,217   $        212,000  $     (8,880,694)  $     (5,088,477)
Sale of common stock                         869,871        1,359,342                  -                 -          1,359,342
Shares issued for services                   252,248          482,323                  -                 -            482,323
Shares issued for loan financing fee           5,000           10,000                  -                 -             10,000
Net loss                                           -                -                  -        (1,488,390)        (1,488,390)
                                      --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1994           33,633,037  $     5,431,882    $       212,000   $   (10,369,084)  $     (4,725,202)

Sale of common stock                          93,396          141,100                  -                 -            141,100
Shares issued for services                    74,999          149,998                  -                 -            149,998
Shares issued for financing fee              105,000          208,000                  -                 -            208,000
Net loss                                           -                -                  -          (595,164)          (595,164)
                                      --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1995           33,906,432  $     5,930,980    $       212,000   $   (10,964,248)  $     (4,821,268)

                                  (Continued)

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE PERIOD FEBRUARY 20, 1986 (DATE OF INCEPTION) TO SEPTEMBER 30, 2006

                                                                                               Deficit
                                                                                             Accumulated
                                              Common Stock                 Additional        During the            Total
                                      -------------------------------        Paid-in          Development       Stockholders'
                                       Shares           Amount               Capital             Stage        Equity (Deficit)
                                      --------------  ---------------    ---------------   ---------------   ----------------

Sale of common stock                          50,000           27,154                  -                 -             27,154
Shares issued for services                    89,477           77,477                  -                 -             77,477
Shares issued for repayment of debt          327,500          127,200                  -                 -            127,200
Net loss                                           -                -                  -          (802,181)          (802,181)
                                      --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1996           34,373,408  $     6,162,811    $       212,000   $   (11,766,429)  $     (5,391,618)

Shares issued for services                   276,849          350,717                  -                 -            350,717
Shares issued for repayment of debt           16,301           13,040                  -                 -             13,040
Net loss                                           -                -                  -          (901,002)          (901,002)
                                      --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1997           34,666,558  $     6,526,568    $       212,000   $    (12,667,431) $     (5,928,863)
Shares issued for services                   247,872          102,585                  -                 -            102,585
Shares issued for repayment of debt          206,667           78,600                  -                 -             78,600
Net loss                                           -                -                  -          (898,814)          (898,814)
                                      --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1998           35,121,096  $     6,707,753    $       212,000   $    (13,566,245) $     (6,646,492)
Shares issued for services                   158,810          128,608                  -                 -            128,608
Shares issued for repayment of debt        2,179,905          806,804                  -                 -            806,804
Net loss                                           -                -                  -        (1,454,072)        (1,454,072)
                                      --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 1999           37,459,812  $     7,643,165    $       212,000   $   (15,020,317)  $     (7,165,152)

Shares issued for services                   563,650        1,510,855                  -                 -          1,510,855
Shares issued for settlement of
  litigation                                 550,000        1,040,023                  -                 -          1,040,023
Shares issued for repayment of debt          500,000          100,000                  -                 -            100,000
Net loss                                           -                -                  -        (2,579,591)        (2,579,591)
                                      --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 2000           39,073,462  $    10,294,043    $       212,000   $   (17,599,908)  $     (7,093,865)

                                  (Continued)

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE PERIOD FEBRUARY 20, 1986 (DATE OF INCEPTION) TO SEPTEMBER 30, 2006

                                                                                               Deficit
                                                                                             Accumulated
                                              Common Stock                 Additional        During the            Total
                                      -------------------------------        Paid-in          Development       Stockholders'
                                       Shares           Amount               Capital             Stage        Equity (Deficit)
                                      --------------  ---------------    ---------------   ---------------   ----------------

Shares issued for services                   129,136          107,740                  -                 -            107,740
Net loss                                           -                -                  -          (887,239)          (887,239)
                                      --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 2001           39,202,599  $    10,401,783    $       212,000   $   (18,487,147)  $     (7,873,364)

Shares issued for services                   108,846           51,255                  -                 -             51,255
Sale of common stock                         101,263           51,758                  -                 -             51,758
Net loss                                           -                -                  -          (660,178)          (660,178)
                                      --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 2002           39,412,708  $    10,504,796    $       212,000   $   (19,147,325)  $     (8,430,529)

Common stock issued for settlement
  of debt                                  1,699,254         1,426,922                 -                 -          1,426,922
Common stock issued for services              41,346            18,245                 -                 -             18,245
Sale of common stock                         146,462            65,548                 -                 -             65,548
Net loss                                           -                 -                 -           (58,095)           (58,095)
                                      --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 2003           41,299,770  $    12,015,511    $       212,000   $   (19,205,420)  $     (6,977,909)

Common stock issued for services              10,000            2,400                  -                 -              2,400
Net loss                                           -                -                  -          (700,563)          (700,563)
                                      --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 2004           41,309,770  $    12,017,911    $       212,000   $   (19,905,983)  $     (7,676,072)

Common stock issued for services              10,000            1,000                  -                 -              1,000
Net loss                                           -                -                  -          (880,123)          (880,123)
                                      --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 2005           41,319,770  $    12,018,911    $       212,000   $   (20,786,106)  $     (8,555,195)

Common stock issued for services              10,000            1,000                  -                 -              1,000
Net loss                                           -                -                  -          (682,489)          (682,489)
                                      --------------  ---------------    ---------------   ---------------   ----------------
Balances at  September 30, 2006           41,329,770  $    12,019,911    $       212,000   $   (21,468,595)  $     (9,236,684)
                                      ==============  ===============    ===============   ===============   ================

   The accompanying notes are an integral part of these financial statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Cummulative
                                                                                                        for the period from
                                                                 For the Year Ended September 30,       February 20, 1986
                                                           ---------------------------------------       (Inception) to
                                                                2006                 2005               September 30, 2006
                                                           ------------------   -------------------   ----------------------
Operating Activities
       Net loss                                            $         (686,500)  $          (880,123)  $         (21,472,606)
Adjustments to reconcile net loss to net cash (used)
  by operating activities:

      Depreciation and amortization                                         -                     -                  199,807
      Loss on disposition of vehicles and equipment                         -                     -                   32,683
      Loss on sale of asset held for sale                                   -                     -                   14,000
      Write-off of amount due from affiliate                                -                     -                   39,021
      Write-off of Accrued expenses                                         -                     -                 (711,333)
      Impairment of fixed assets                                                            232,654                  232,654
      Debt forgiveness                                                      -                     -                 (825,785)
      Shares issued for services rendered                               1,000                 1,000                3,312,210
      Shares issued for interest and finance fee                            -                     -                1,948,070
      Shares issued for settlement of litigation                            -                     -                1,115,023
Changes in operating assets and liabilities:
      Accrued consulting fees                                               -                     -                  123,866
      Due to related parties                                            4,011                     -                3,817,481
      Accrued salaries-officers                                       495,539               550,000                2,225,554
      Accounts payable                                                 33,964                  (687)                 401,417
      Accrued salaries, wages and payroll taxes                        10,259               (24,432)               2,063,857
      Judgements payable                                                5,445                 5,445                   21,804
      Accrued interest payable                                         35,644                34,800                1,391,582
      Accrued expenses                                                      -                     -                  783,332
      Accrued rent                                                     36,000                36,000                  285,000
                                                           ------------------   -------------------   ----------------------
         Net cash (used) by operating activities                      (64,639)              (45,343)              (5,002,364)

Investing Activities:
      Equipment acquisitions                                                -                     -                 (493,908)
      Proceeds from disposition of vehicles                                 -                     -                   30,307
      Proceeds from sale of asset held for sale                             -                     -                   46,000
      Increase in asset held for sale                                       -                     -                  (60,000)
      Advances to affiliate                                                 -                     -                  (39,021)
      Organization costs                                                    -                     -                   (2,544)
                                                           ------------------   -------------------   ----------------------
        Net cash (used) by investing activities                             -                     -                 (519,166)

Financing Activities:
      Proceeds from issuance of notes payable                               -                     -                2,156,683
      Advances from shareholders and others                            64,639                45,343                1,347,092
      Repayment of notes payable                                            -                     -               (1,206,954)
      Proceeds from Exercise of Warrants                                    -                     -                  340,765
      Additional paid-in capital                                            -                     -                  212,000
      Proceeds from issuance of common stock                                -                     -                2,671,944
                                                           ------------------   -------------------   ----------------------
        Net cash provided by financing activities                      64,639                45,343                5,521,530
                                                           ------------------   -------------------   ----------------------
      (Decrease) in cash                                                    -                    -                         -
      Cash at beginning of period                                           -                    -                         -
                                                           ------------------   -------------------   ----------------------
      Cash at end of period                                $                -   $                 -   $                    -
                                                           ==================   ===================   ======================

                                  (Continued)

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                                      For the Year Ended
                                                                         September 30,
                                                               -------------------------------
                                                                  2006             2005
                                                               --------------   --------------
Supplemental Disclosures of Cash Flow Information

Cash paid during year for:

   Interest                                                    $            -   $            -
                                                               ==============   ==============
   Income taxes                                                $            -   $            -
                                                               ==============   ==============



                                                                                                                Cummulative
                                                                             For the Year Ended             for the period from
                                                                                September 30,                February 20, 1986
                                                       Number        -----------------------------------      (Inception) to
                                                      Of Shares         2006         2005        2004       September 30, 2006
                                                   --------------   ------------ ------------ ------------  --------------------

   Non-cash investing and
           financing activities:
Common stock issued for services                          10,000    $      1,000                            $              1,000
Common stock issued for services                          10,000                 $      1,000               $              1,000
Common stock issued for services                          10,000                              $      2,400  $              2,400
Common stock issued for services                       2,955,852                                            $          3,307,143
Repayment of debt                                      2,798,122                                            $          1,640,406
Conversion of notes                                      133,350                                            $             80,000
Settlement of litigation                                 587,500                                            $          1,115,023
Exercise of warrants                                     280,681                                            $            340,765
Payments to officers                                   2,131,504                                            $            912,160
Payment of interest and finance charges                4,126,267                                            $          1,948,070
Common stock merger issued for reverse                                                                      $                667
acquisition                                           24,840,000
                                                   --------------   ------------ ------------ ------------  --------------------

Total                                                 37,883,276    $      1,000 $      1,000 $      2,400  $          9,348,634
                                                   =============    ============ ============ ============  ====================

   The accompanying notes are an integral part of these financial statements.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 1 - ORGANIZATION AND OPERATIONS

E'Prime Aerospace Corporation (the Company or EPAC) has been in the development stage since its incorporation in Florida on February 20, 1986. The Company is engaged in seeking to provide a reliable and comprehensive payload and satellite launching service to industry and government, both domestic and foreign.

On October 12, 1987, the Company was acquired by E'Prime  Aerospace  Corporation
(Colorado), formerly known as Bangor Investments, Inc., in a business combination accounted for as a reverse acquisition. Technically, E'Prime Aerospace Corporation (Colorado) (E'Prime - Colorado) issued 24,840,000 of its share for the Company. Prior to the combination, E'Prime - Colorado had 30,200,000 shares outstanding of which 17,700,000 shares had been issued to its organizer for $14,500 and 12,500,000 shares had been issued in a public offering. The proceeds of the public offering, net of cost of the offering, were $202,267. During the period, E'Prime - Colorado was in existence prior to the reverse acquisition, its only activity was to raise equity capital for the purpose of acquiring other entities and it had incurred a deficit of $15,631. Thus, at the date of the reverse acquisition, E'Prime - Colorado had net assets of $201,136. For accounting purposes, the reverse acquisition is reflected as if the Company issued it nature and principally consisted of a loan to the Company.

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

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financials include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Depreciation

Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives of the assets. The Company for 2006 has charged $0 and $0 for 2005 and thereafter has ceased depreciating its equipment. This launching equipment is being held in storage and will be depreciated over its estimated useful life when put into use.

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

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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


NOTE 3 - RELATED PARTY TRANSACTIONS

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

Due to information revealed as a subsequent event, the Company intends to dispute the validity of amounts claimed by ceertain officers and directors.

During the year ended September 30, 2006 the amount due to related parties increased by $68,650 for a total of $1,079,311. The increase was from operating expenses paid by an officer/stockholder.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 4 - NOTES PAYABLE

Notes payable at September 30, 2006 and 2005 consist of:

Note payable at 15% interest, collateralized by fixed assets   $     142,500
Note payable at 15% interest, collateralized by fixed assets          52,500
Other notes payable at 15% interest                                   37,000
                                                               -------------
     Total Notes Payable                                       $     232,000
                                                               =============

All notes payable are in default and are classified as current assets on the balance sheet.


Note 5 - COMMON STOCK

As a subsequent event on 3/21/07, the Company announcesd a 20:1 reverse split of its outsanding common shares. All associated stock references in this report have been adjusted for the impact of this reverse split.

The Company issued 10,000 shares of common stock during fiscal 2006 and 2005, valued at $1,000 and $1,000, respectively, for consulting services rendered during such years.

As of September 30, 2004, the Company had outstanding Series B warrants that entitle the holder to purchase one share of common stock at $0.20 per share on or at any time before December 31, 2004. On December 6, 2004 the Board of Directors extended the B warrant expiration date to December 31, 2005. In December 2006, the Board of Directors voted not to extend the B warrants.

The Company has the right to redeem the Series B warrants upon 30 days written notice, at $0.0002 per warrant, during the respective periods which the warrants are exercisable. As of September 30, 2006, there were 623,590 shares reserved for warrant exercise.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                              September 30,
                                          2006           2005
                                       -----------  -----------
Launch and support equipment           $   233,654  $   233,654
Furniture and fixtures                      57,432       57,432
Computer equipment                          34,014       34,014
                                       -----------  -----------
                                           325,100      325,100
Less: Accumulated depreciation            (324,100)    (324,100)
                                       -----------  -----------
                                       $     1,000  $     1,000
                                       ===========  ===========

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

Additionally, the Company stores equipment in a warehouse in Memphis, TN at a cost of $3,000 per month, since October, 1998. No rent has been paid to date. The rent payable per the rental agreement at September 30, 2006 is $285,000.

Total rental expense was $52,557 for the year ended September 30, 2005 and $45,213 for the year ended September 30, 2005.

As a subsequent event, in May 2007, the Company issued 4,320,000 shares of Common Stock to Oldham Crane & Rigging as payment for $216,000 of past due rent expense.

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 8 - INCOME TAXES

Due to the Company's net loss, there was no provision for income taxes. The Company has net operating loss carry forwards for income tax purposes of approximately $9,100,000 at September 30, 2006. These carry forward losses are available to offset future taxable income, if any, and expired starting in the year 2003. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the Company's tax provision were as follows:

                                                 September 30,
                                              2006           2005
                                          -----------   ------------
Current income tax (benefit) expense      $   201,000   $    259,000
Deferred income tax expense (benefit)        (201,000)      (259,000)
                                          -----------   ------------
                                          $         -   $          -
                                          ===========   ============

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the periods ended September 30, 2006 and 2005:

                                                           September 30,
                                                         2006       2005
                                                      ----------  ---------
Tax expense (benefit) at Federal rate (34%)               -34.0%     -34.0%
State and local income tax, net of Federal benefit         -6.0%      -6.0%
Change in valuation allowance                              40.0%      40.0%
                                                      ----------  ---------
     Net income tax (benefit) allowance                        -          -
                                                      ==========  =========

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

                                             September 30,
                                          2006           2005
                                      -------------  -------------
Deferred tax asset:
  Net operating loss carry forward    $   3,586,000  $   3,700,000
  Valuation allowance                    (3,586,000)    (3,700,000)
                                      -------------  -------------
          Net deferred tax assets     $           -  $           -
                                      =============  =============

                 E' PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 8 - INCOME TAXES (Continued)

The Company has recognized no income tax benefit for the losses generated for the periods through September 30, 2006.

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, it believes that the full valuation allowance should be provided. The valuation allowance decreased approximately $114,000 in fiscal 2006 and decreased approximately $100,000 in fiscal 2005.


NOTE 9 - SUBSEQUENT EVENTS

On March 9, 2007 the Board of Directors removed Bob Davis as a Director. This action was taken by the Board as a result of an independent review of the activities of certain Officers and Directors. The investigation showed that certain Officers and Directors claimed ownership and control of numerous companies including USTM, Inc., Space Plane Systems, Inc. and E'Prime Development Group, Inc. that were in direct competition with E'Prime. The report further revealed that E'Prime resources and assets were utilized to support these ventures. These actions were undertaken without disclosure to either the public or E'Prime's auditors and in violation of SEC regulations governing actions of related parties. As a result of these findings, the company will be contesting certain amounts claimed as accrued salary and loans due to Bob and Betty Davis.

On March 21, 2007 the Company announces a 20:1 reverse split of outstanding Common Stock. This reverse took effect on May 9, 2007. All stock related calculations have been adjusted for this event.

As a subsequent event, in May 2007, the Company issued 4,320,000 shares of Common Stock to Oldham Crane & Rigging as payment for $216,000 of past due rent expense (see note 7).

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