Form 10QSB
period 2007-06-30
E PRIME AEROSPACE CORP
filed 2007-08-22
CIK 804152

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to _______


Commission file number: 033-09472-D



                          E'PRIME AEROSPACE CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Colorado                                         59-2802081
----------------------------------------                ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


7637 Leesburg Pike #200, Falls Church, VA                         22043
----------------------------------------                ------------------------
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



As of June 30, 2007, the registrant has outstanding 56,029,831 shares of common Stock.



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



Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                 E'PRIME AEROSPACE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                     Index to Quarterly Report on Form 10QSB


                                                                            Page

PART I  FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

    Balance Sheet as of June 30, 2007 and June 30, 2006                        4

    Income Statement for the three and nine months ended
    June 30, 2007 and June 30, 2006                                            5

    Statement of Cash Flow for the nine months ended
    June 30, 2007 and June 30, 2006                                            6

    Notes to unaudited condensed financial statements                          7

Item 2. Management discussion and analysis of Financial Condition
        and Results of Operations                                              9

Item 3. Controls and Procedures                                                9


PART II    OTHER INFORMATION

Item 1. Legal Proceedings                                                     10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.          10

Item 3. Defaults Upon Senior Securities                                       10

Item 4. Submission of Matters to a Vote of Security Holders                   10

Item 5. Other Information                                                     10

Item 6. Exhibits and Reports on Form 8-K                                      11


SIGNATURES      `                                                             11

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

                          E'PRIME AEROSPACE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED CONDENSED BALANCE SHEET
                       FOR THE PERIOD ENDED June 30, 2007

                                                                 Period             Period
                                                                 Ended               Ended
                                                                6/30/07             6/30/06
                                                             ----------------   ----------------
ASSETS
Property & Equipment (net)                                  $          1,000   $          1,000
                                                             ----------------   ----------------
         Total Assets                                        $          1,000   $          1,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Notes payable                                           $        232,000   $        232,000
     Accounts payable                                                   3,715                  0
     Judgement payable                                                158,971            157,598
     Accrued salaries and payroll taxes                             1,987,109          1,965,712
     Accrued interest                                                 439,553            410,306
     Accrued rent                                                      (1,344)           276,000
     Accrued officers' salaries                                     5,128,619          4,981,580
     Accrued consulting fees                                          273,975                  0
     Due to related parties                                         1,281,094          1,040,969
                                                             ----------------   ----------------
          Total Current Liabilities                          $      9,503,691   $      9,064,165

Commitments and contingencies


Stockholders' Equity/(Deficit)
Common Stock (900,000,000 shares authorized, no par
  value, 56,029,831 and 41,329,770 shares issued
  and outstanding as of 06/30/2007 and 06/30/2006)                 12,593,362         12,019,911
Additional paid-in capital                                            212,000            212,000
Deficit accumulated during the development stage                  (22,308,053)       (21,295,076)
                                                             ----------------   ----------------
          Total Stockholders' Deficit                        $     (9,502,691)  $     (9,063,165)
                                                             ----------------   ----------------
Total Liabilities and Stockholders' Deficit                  $          1,000   $          1,000
                                                             ================   ================

   The accompanying notes are an integral part of these financial statements.

                         E'PRIME AEROSPACE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED CONDENSED INCOME STATEMENT
                 FOR THE THREE/NINE MONTHS ENDED JUNE 30, 2007

                                                                                                        Cumulative for
                                                                                                            the
                                                                                                         period from
                                      Three Months     Three Months    Nine Months   Nine Months       February 20, 1986
                                         Ended            Ended           Ended         Ended          (inception) to
                                        6/30/07          6/30/06         6/30/07       6/30/06         June 30, 2007
                                     -------------     ------------   -----------    -----------      -----------------
Service revenues                     $           0     $          0   $         0    $         0      $           5,000
                                     -------------     ------------   -----------    -----------      -----------------
Total revenues                       $           0     $          0   $         0    $         0      $           5,000

Expenses
  Officers Salaries                         25,000          137,500        64,000        412,500              6,879,725
  Depreciation                                   0                0             0              0                199,807
  Interest expense                          25,342           10,034        44,973         30,101              1,976,782
  General and administrative               506,248           21,198       726,473         66,369             12,319,346
  Impairment of fixed assets                     0                0             0              0                232,654
  Write off of receivable from
    affiliate                                    0                0             0              0              1,495,523
  Debt forgiveness                               0                0             0              0               (790,785)
                                     -------------     ------------   -----------    -----------      -----------------
Total expenses                       $     556,589     $    168,732   $   835,446    $   508,970      $      22,313,052
                                     -------------     ------------   -----------    -----------      -----------------
    Net loss                         $    (556,589)    $   (168,732)  $  (835,446)   $  (508,970)     $     (22,308,052)
                                     =============     ============   ===========    ===========      =================
Basic & Diluted Loss
     per common share                       (0.010)              (0)       (0.0150)           (0)

  Weighted average shares
    outstanding                         55,289,623       41,329,293    55,289,623     41,329,293
                                     =============     ============   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                          E'PRIME AEROSPACE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2007

                                                                                                Cumulative for the
                                                                                                  period from
                                                               Nine Months      Nine Months      February 20, 1986
                                                                 Ended           Ended           (inception) to
                                                                6/30/07          6/30/06          June 30, 2007
                                                              ------------      -----------     -------------------
Operating Activities
   Net loss                                                  $    (835,446)     $  (508,970)    $       (22,308,052)
   Adjustments to reconcile net loss to net cash
      (used) by operating activities:
   Depreciation and amortization                                         0                0                 199,807
   Loss on disposition of vehicles and equipment                         0                0                  32,683
   Loss on sale of asset held for sale                                   0                0                  14,000
   Write-off of amount due from affiliate                                0                0                 232,654
   Write-off of Accrued expenses                                         0                0                  39,021
   Impairment of Fixed assests                                           0                0                (711,333)
   Debt Forgiveness                                                      0                0                (825,785)
   Shares issued for services rendered                             573,451            1,000               3,885,661
   Shares issued for interest and finance fee                            0                0               1,948,070
   Shares issued for settlement of litigation                            0                0               1,115,023

Changes in operating assets and liabilities:
   Accrued consulting fees                                               0                0                 123,866
   Due to related parties                                                0                0               3,817,481
   Accrued salaries-officers                                        64,000          412,500               2,289,554
   Accounts payable                                                243,726                0                 645,142
   Accrued salaries, wages and payroll taxes                        19,200            8,062               2,083,057
   Judgements payable                                                    0            4,072                  21,804
   Accrued interest payable                                         19,631           26,028               1,411,213
   Accrued expenses                                                      0                0                 783,332
   Accrued rent                                                   (286,344           27,000                  (1,344)
                                                              ------------      -----------     -------------------
   Net cash (used) by operating activities                    $   (201,783)     $   (30,308)    $        (5,204,147)

Investing Activities
   Equipment acquisitions                                                0                0                (493,908)
   Proceeds from disposition of vehicles                                 0                0                  30,307
   Proceeds from sale of asset held for sale                             0                0                  46,000
   Increase in asset held for sale                                       0                0                 (60,000)
   Advances to affiliate                                                 0                0                 (39,021)
   Organization costs                                                    0                0                  (2,544)
                                                              ------------      -----------     -------------------
   Net cash (used) by investing activities                    $          0      $         0     $          (519,166)

Financing Activities
   Proceeds from issuance of notes payable                               0                0               2,156,683
   Advances from shareholders and others                           201,783           30,308               1,548,875
   Repayment of notes payable                                            0                0              (1,206,954)
   Proceeds from Exercise of Warrants                                    0                0                 340,765
   Additional paid-in capital                                            0                0                 212,000
   Proceeds from issuance of common stock                                0                0               2,671,944
                                                              ------------      -----------     -------------------
   Net cash provided by financing activities                  $    201,783      $    30,308     $         5,723,313

   (Decrease) in cash                                                    0                0                       0
   Cash at beginning of period                                           0                0                       0
                                                              ------------      -----------     -------------------
   Cash at end of period                                      $          0      $         0     $                 0

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


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financials include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

                         E'PRIME AEROSPACE CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued

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

Common Stock

As of September 30, 2005, the Company had outstanding Series B warrants that entitle the holder to purchase one share of common stock at $0.20 per share on or at any time before March 31, 2006. In December 2005 the Board of Directors extended the B warrant expiration date to March 31, 2007. In December 2006 the Board of Directors voted not to extend the expiration of the B warrants.

In May 2007, the Company issued 4,320,000 shares of Common Stock to Oldham Crane & Rigging as payment for $216,000 of past due rent expense. In June 2007, the Company issued an additional 2,600,000 shares of Common stock To Oldham Crane and Rigging as payment for $99,000 of past due rent expense and $31,000 of past due note payments. In June 2007, the Company also issued 7,790,000 shares of common stock to eleven individuals for professional, accounting and legal services due in the amount of $227,451.

Additional Notes to Consolidated Financial Statements are essentially the same as those stated in the Company's 10KSB for the year ended September 30, 2006.

ITEM 2. Management's Discussion and Analysis.

Liquidity and Capital Resources

     Over the past several years, the Company has expended substantial funds in the development of its business. Sources of capital during this time have included stock sales, advances from shareholders and short term funding. As of June 30, 2007, the Company has a working capital deficit of $9,503,691.

     In order to complete its development and reach full operational capability and, in order to satisfy existing liabilities, the Company will need to obtain substantial additional capital. Management is currently engaged in negotiations to secure the necessary funds to complete implementation of its launch technology, repay existing liabilities and fund facility construction.

Results of Operations

     Since its inception, the Company has been in the development stage. Accordingly, the Company has not generated any revenues from operations and has not projected significant revenues until its development stage is completed and financing can be obtained for its operations. Through the quarter ended June 30, 2007, the Company has incurred an accumulated deficit of $22,308,053.

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


ITEM 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer, our CEO, and Chief Financial Officer, our CFO, evaluated the effectiveness of our disclosure controls and procedures as defined by Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308) under the Securities and Exchange Act as of June 30, 2006. Based on its evaluation, our CEO and CFO concluded that, as of June 30, 2007, our disclosure controls and procedures were
(1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission's rules and forms. On August 21, 2006, Doug

Oldham was appointed Chairman, President and Chief Executive Officer of E'Prime Aerospace Corporation while Jean Oldham was appointed as Director and interim Secretary. Effective August 21, 2006, Bob Davis, then-Chairman , Chief Executive Officer and President, while remaining as a Director,resigned as Chairman, CEO and President, Betty Davis resigned as Director, Secretary and Treasurer and Richard Elrod resigned as Director. As a result, our new Board of Directors appointed Leslie Shealey as Acting Chief Financial Officer and principal accounting. On March 9, 2007, Bob Davis was removed as a Director. Mr. Nicklous Harron was appointed as a Director in his place. In June 2007, June Nichols was appointed as an additional Director and as Secretary/Treasurer, Leslie Shealy resigned as Acting CFO and Chief Accounting Officer and Barry McFarland was appointed as an additional Director and as Chief Financial Officer.

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



                          PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings.

     The Company has been subject to legal proceedings and claims that have arisen in the ordinary course of business. While these claims have not and are not expected to have a material effect on the financial position of the Company, several of the claims from vendors have resulted in judgements against the company. As of June 30, 2007 these judgements total $158,971.


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None


ITEM 3. Defaults Upon Senior Securities

     None


ITEM 4. Submission of Matters to a Vote of Security Holders.

     None


ITEM 5. Other Information.

     None

ITEM 6. Exhibits .

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

                   E'Prime Aerospace Corporation (Registrant)


         By: /s/ James D Oldham III
             ------------------------------------------
              James D Oldham III, CEO
         Date:    August 20, 2007